Form 10QSB
period 1996-03-31
XXSYS TECHNOLOGIES INC /CA
filed 1996-05-15
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    -----------------------------------------

                  For the quarterly period ended March 31, 1996


                         Commission File Number: 0-20376

                            XXSYS TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


          California                                             33-0161808
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              4619 Viewridge Avenue
                           San Diego, California 92123
                    (Address of principal executive offices)

                                 (619) 974-8200
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- - -- 6,149,057 shares outstanding on May 5, 1996.

Transitional Small Business Disclosure Format (check one):  Yes X  No

                            XXSYS TECHNOLOGIES, INC.

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Condensed Consolidated Balance Sheets                                        3

Condensed Consolidated Statements of Operations                              4

Condensed Consolidated Statements of Cash Flows                              5

Notes to Consolidated Financial Statements                                   6-8

Other Information                                                            9

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               MARCH 31,        DECEMBER 31,
        ASSETS                                                                   1996               1995
                                                                             ------------       ------------
        Current Assets:
            Cash and cash equivalents                                        $    373,517       $    884,542
            Accounts receivable                                                   100,061            176,743
            Inventory                                                                  --                 --
            Prepaid expenses and other                                             64,094             79,089
                                                                             ------------       ------------
                  Total current assets                                            537,672          1,140,374

        Machinery, equipment and furniture, net of
           accumulated depreciation of  $401,388 and $ 365,434                    756,989            571,648

        Long-term note receivable                                                 733,187            721,967

        Deferred costs   ( Note 2 )                                               192,500            192,500

        Patents, net of amortization of $102,154 and $94,776                       63,436             71,857
                                                                             ------------       ------------
                                                                             $  2,283,784       $  2,698,346
                                                                             ============       ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
            Notes payable                                                    $    502,552       $    502,552
            Accounts payable                                                      442,943            434,587
            Accrued liabilities                                                   188,196            307,360
            Related party accrued expenses                                         86,405            193,905
                                                                             ------------       ------------
                    Total current liabilities                                   1,220,096          1,438,404

        Commitments and contingencies

        Stockholders' equity:
            Preferred stock, par value $100
                Shares authorized -- 2,000,000;
                Issued and outstanding -- 4,500
                (liquidation preference -- $450,000)                              450,000            450,000
            Common stock, no par value
                Shares authorized  --  20,000,000;
                Issued and outstanding  -- 6,149,057 / 6,142,822               12,133,077         12,059,960
        Accumulated deficit                                                   (11,343,389)       (11,074,018)
        Note receivable for common stock                                         (176,000)          (176,000)
        Deferred compensation                                                          --                 --
                                                                             ------------       ------------
                  Total stockholders' equity                                    1,063,688          1,259,942
                                                                             ------------       ------------
                                                                             $  2,283,784       $  2,698,346
                                                                             ============       ============


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                            March 31,                         March 31,
                                                      1996             1995            1995              1996
                                                  -----------      -----------      -----------      -----------
Revenues:
    Sales                                         $      --        $      --        $      --        $      --
    Contract revenues                                 148,685          163,338          336,685          282,051
                                                  -----------      -----------      -----------      -----------
         Total revenues                               148,685          163,338          336,685          282,051

Operating expenses:
    Cost of equipment                                    --               --               --               --
    Cost of services                                   98,812           43,976          223,114           45,608
    Selling, general and administrative               541,310          536,004        1,054,410          742,769
    Research and development                           28,651           76,310           28,651           90,503
                                                  -----------      -----------      -----------      -----------
         Total operating expenses                     668,773          656,290        1,306,175          878,880

                                                  -----------      -----------      -----------      -----------
Operating loss                                       (520,088)        (492,952)        (969,490)        (596,829)

Interest income                                        17,731           13,216           44,984           25,455
Other income ( 6 )                                    249,999             --            372,819             --
Interest expense                                      (17,013)         (10,804)         (37,571)         (20,887)
                                                  -----------      -----------      -----------      -----------

Net loss                                          $  (269,371)     $  (490,540)     $  (589,258)     $  (592,261)
                                                  ===========      ===========      ===========      ===========
Net loss per share                                $      (.04)     $      (.09)     $      (.10)     $      (.12)
                                                  ===========      ===========      ===========      ===========
Weighted average number of shares outstanding       6,148,020        5,350,000        6,145,421        4,805,000
                                                  ===========      ===========      ===========      ===========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             SIX MONTHS ENDED MARCH 31,
                                                               1996             1995
                                                           -----------      -----------
Cash flows from operating activities:
    Net loss                                               $  (589,258)     $  (592,261)
    Adjustments to reconcile net loss to cash                                   (33,974)
        used in operating activities:

        Depreciation and amortization                           77,024
        Non-cash compensation                                      143
        Accrued interest income                                (22,561)
        Changes in assets and liabilities:

            Investments                                           --
            Accounts receivable                                (53,438)
            Inventories                                           --
            Prepaid expenses and other                         (10,494)
            Accounts payable                                   (78,756)
            Accrued liabilities                                  8,039
            Related party accrued expenses                    (106,021)
                                                           -----------      -----------
                 Net cash used in operating activities        (775,322)        (626,235)

Cash flows from investing activities:

    Purchase of machinery and equipment                       (379,110)        (124,470)
    Deferred acquisition costs                               1,102,181           (1,991)
    Other assets                                               (19,496)         (19,153)
                                                           -----------      -----------
         Net cash used in investing activities                 703,575         (145,614)

Cash flows from financing activities:

    Sale of common stock                                       380,000           45,000
    Warrant redemption costs                                   (87,051)            --
    Exercise of warrants                                       147,693             --
    Issuance of warrants                                        49,060             --
    Issuance of convertible notes                                 --            800,000
    Issuance of other notes payable                               --               --
    Repayment of notes payable                                (193,000)            --
    Payments of related party debt                                --               --
                                                           -----------      -----------
        Net cash from financing activities                     296,702          845,000

Net increase (decrease) in cash                                224,955           73,151
Cash and cash equivalents -- beginning of period               148,562            8,722
                                                           -----------      -----------
Cash and cash equivalents at end of period                 $   373,517      $    81,873
                                                           ===========      ===========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1995, contained in the Company's Form 10-KSB/A. The results of operations for the three-month and six-month periods ended March 31, 1996, are not necessarily indicative of results for the entire year.

2.  DEFERRED COSTS

         Costs incurred in the first six months ended March 31, 1996, are in connection with a planned redemption of warrants and have been deferred. If the warrant redemption is completed, these costs will be accounted for as part of the cost of the redemption. Otherwise, they will be charged to expense in the period the warrant redemption activity is terminated.

3.  NOTES PAYABLE

         Notes payable borrowed from four individuals in May 1994 totaling $100,000 and having an interest rate of 10% per year were paid off on October 4, 1995, including $13,940 in interest. Another note payable of $93,000 borrowed from an individual over the August-September 1995 time-frame having an interest rate of 10% per year was repaid on December 4,1995, including $4,904 in interest.

         Notes payable at March 31, 1996 totaling $502,552 represent extensions and additions to loans that were in existence from two parties prior to October 1, 1995. The interest rate on loans outstanding at March 31, 1996, is at 10% per year. These notes payable are due on October 11, 1996, or upon the Company receiving no less than $2 million from any equity offering, whichever occurs sooner.

4.  COMMITMENTS

         At March 31, 1996, the Company had a commitment to make a final payment of $40,000 on the purchase of a column wrapping machine subject to successful field demonstration performance, consisting of wrapping 50 columns per the contract's acceptance criteria. As of May 13, 1996, the machine had successfully wrapped one column in a field demonstration conducted for Caltrans at the intersection of Interstates 5 and 8.

5.  STOCKHOLDERS' EQUITY

Common Stock:

         On October 3, 1995, the Company received cash in the amount of $380,000 as part of a subscription receivable related to a private placement of $1,056,000, in exchange for 211,200 shares of common stock sold to an uncle of the Company's chairman at a price of $5.00 per share under a purchase agreement dated September 1, 1995. Cash in the amount of $500,000 had already been received by September 30, 1995. Of the total purchase commitment, $176,000 remains as a two-year note payable to the Company at an interest rate of 10% per year, due September 29, 1997.

         On December 27, 1995, the Company received $147,693 upon the exercise of a warrant to purchase 75,740 restricted shares of common stock at $1.95 a share.

         On January 12, 1996, the company granted the issuance of 50 shares of common stock, valued at $ 143, to a part-time employee. On January 19, 1996, the Company authorized the issuance of 6,185 shares of common stock as payment for services to four consultants, valued at $23,914, for an average $3.87 a share.

Warrants

         On January 17, 1996, the Company issued warrants to a consultant to purchase 100,000 shares of common stock, including 50,000 shares at $4.00 a share and 50,000 shares at $3.50 a share in connection with services to be performed over a six-month period. The warrants were valued at $120,000, of which $49,060 was accrued for the Second Quarter ended March 31, 1996.

6.  OTHER INCOME

         Other income of $249,999 for the three months ended March 31, 1996, represents further effects of the Company's settlement of a lawsuit in which it claimed breach of contract and breach of fiduciary relationship against third parties who interfered with the Company's efforts to acquire a composite materials company in fiscal 1995. The Company previously reported other income of $122,820 in the First Quarter of fiscal 1996 from the settlement. In October 1995 the Company received a cash payment of $1,300,000, which was offset against the Company's cost of acquisition, including legal fees, appraisal, environmental studies and other due diligence costs and estimated charges for future costs totaling $1,177,180. Actual cost of acquisition and legal expenses of the settlement were lower than previously estimated for the Second Quarter 1996, by approximately $75,000. Additional other income in the Second Quarter 1996 of $175,000 represents the effect of a separate payment of a consulting fee made part of the settlement, net of legal fees. Total income realized from the settlement for the six months ended March 31, 1996, is $372,819.

RESULTS OF OPERATIONS

Second Quarter of 1996 Compared to Second Quarter of 1995

         Revenues of $148,685 were recorded in the quarter ended March 31, 1996, which is the Second Quarter of the Company's 1996 fiscal year, representing a decrease of $14,653, or 9%, compared with the Second Quarter of fiscal 1995. The decrease in revenues was due principally to a reduction in work under government contracts which have funded much of the validation and testing of the Robo-Wrapper(TM) technology to date.

         Total operating expenses of $668,773 in the Second Quarter 1996 increased by $12,483, or 2%, over the Second Quarter of fiscal 1995. The cost of services of $98,812 represented 66% of contract revenues in the Second Quarter 1996. Most of the research and development efforts for the Second Quarter 1996 continued to fit primarily under billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses increased by $ 5,306, or 1%, to $541,310, due to higher marketing and sales expense.

         Interest income during the Second Quarter increased to $17,731, compared to $13,216 in the prior year's Second Quarter, as a result of a higher level of cash available for investment and accrued interest on the long term note receivable.

         The net loss for the Second Quarter of fiscal 1996 of $269,371 represents a decrease of $221,169, or a 45% reduction, compared with the net loss of $490,540 in the Second Quarter of 1995. The lower net loss was primarily the result of other income (see Note 6). On a per share basis, the net loss was $0.04 in the Second Quarter 1996, which represents an improvement of $0.05 a share when compared to a loss of $0.09 in the Second Quarter of 1995.

Six Months of 1996 Compared to Six Months of 1995

         Revenues of $336,685 were recorded in the first six months ended March 31, 1996, representing an increase of $54,634, or 19%, over the comparable period in fiscal 1995. Despite a decline in government contract revenues in the last three months, the overall government contract revenues for the six month period were still higher than the comparable period in fiscal 1995.

         Total operating expenses of $1,306,175 in the first six months of fiscal 1996 increased by $427,295, or 48%, over the comparable period of fiscal 1995. The cost of services of $223,114 represented 66% of contract revenues in the first six months of fiscal 1996. Research and development efforts for the first six months of fiscal 1996 were funded primarily through billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses increased by $311,641, or 42%, to $1,054,410, as the result of higher staffing levels and travel activity in continuing support of marketing and commercialization of the Robo-Wrapper(TM) Technology.

         Interest income during the first six months increased to $44,984, compared to $25,455 in the prior year's first six months, as a result of a continued higher level of cash available for investment in fiscal 1996 and accrued interest on the long term note receivable. Other income was primarily the result of settlement of the lawsuit reported in this and the prior fiscal quarter (see Note 6, Other Income).

         The net loss for the first six months of fiscal 1996 of $589,258, which represents a decrease of $3,003, or 1%, compared with the net loss of $592,261 in the first six months of 1995. On a per share basis, the net loss was $0.10 in the first six months of 1996, compared to a loss of $0.12 in the first six months of 1995. The reduction in loss per share of $0.02 is primarily the result of additional average number of shares outstanding compared with the comparable period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES--PLANNED WARRANT REDEMPTION

         On January 16, 1996, the Company announced that it plans to call for redemption of its publicly-traded common stock warrants ("Warrants"). The Company has a right to redeem the Warrants at $0.05 per Warrant. There are 1,600,000 Warrants issued and outstanding, each of which initially entitled the holder to purchase one share of common stock of the Company. The initial exercise price of the Warrants was $6.00 per common share, however, the exercise price at the time of the call for redemption is expected to be $4.00 per common share after giving effect to certain adjustments pursuant to the anti-dilution provisions of the Warrants. On February 21, 1996 the Company filed a draft registration statement with the Securities and Exchange Commission ("SEC") on Form SB-2 and an amended form on May 1, 1996. The Company is currently waiting on comments from the SEC on the amended form.

         The anti-dilution provision also affects the number of shares to be purchased at the lower price, such that each Warrant is expected to entitle the holder to purchase 1.50 shares of common stock (at $4.00 per common share). The Company expects to formally call the Warrants for redemption in the late Spring of 1996, subject to the effectiveness of a registration statement, a draft of which has been filed with the SEC for purposes of registering the shares of common stock issuable upon exercise of the Warrants.

         The redemption of the Warrants, and the sale of any shares of common stock issued upon the exercise of the Warrants, shall be made only by means of a prospectus made part of the registration statement of which a draft of which has been with the Securities and Exchange Commission.

IMPACT OF INFLATION

         Inflation has not had any significant effect on the Company's operating costs.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is currently subject to certain claims and legal actions arising in the ordinary course of its business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27   Financial Data Schedule

(b)      Reports on Form 8-K:

         On October 10, 1995, the Company filed a Form 8-K relating to the settlement of a lawsuit that it filed against third parties in which the Company claimed breach of contract and fiduciary duty with regard to its efforts to acquire a carbon composites manufacturer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               XXSYS TECHNOLOGIES, INC.

May  13, 1996

                                          By: /s/  Gregory P. Hanson
                                              ----------------------------------
                                                       Gregory P. Hanson
                                              Chief Financial Officer (Principal
                                               Financial and Accounting Officer)