Form 10KSB/A
period 1995-09-30
XXSYS TECHNOLOGIES INC /CA
filed 1996-07-15
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-20376

                            XXSYS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                  California                                33-0161808
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

4619 Viewridge Avenue, San Diego, California                   92123
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (619) 974-8200

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its fiscal year ended September 30, 1995:  $408,867.

The market value of voting stock held by non-affiliates of the registrant as of December 22, 1995 was approximately $22,827,000.

Shares of Common Stock outstanding at December 22, 1995:  6,067,082.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits 10.28, 10.29, 10.30, 10.31 and 10.32 are incorporated by reference into the Index, Item 13(a) of this Form 10-KSB/A.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         XXsys Technologies, Inc. (the "Company") was organized under the laws of the State of California on November 19, 1985, to develop and commercialize non-destructive testing and measurement techniques for advanced materials. In response to the defense cutbacks of the early 1990s and their impact on the developing markets for advanced materials, in 1993 the Company initiated efforts to develop commercial applications of its technologies and know-how. The initial results of those efforts is the Company's Robo-Wrapper(TM) machine and application process, a proprietary technology that produces carbon-based composite jackets designed to protect structurally deficient highway bridge columns from collapse during seismic activity. The Company anticipates that its primary source of revenues during the next five years will be as a specialty subcontractor, using its machinery and processes to wrap bridge columns with composite materials in upgrading bridges, highways and privately owned structures.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

         The Company's business consists of one business segment, the operations of which are described below. For detailed financial information with respect to the revenues, operating loss and assets and liabilities of the Company's operations, see the consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

         The Company's technology involves a proprietary column wrapping machine and process, the Robo-Wrapper(TM), which wraps deficient highway bridge columns with a precise amount of continuous carbon fiber composite jacket that has no seams, joints or weak spots. The carbon fiber composite jacketing process, which is an approved alternative to the current method of using welded steel jackets, has received support of both federal and state research and development (R&D) funds totaling $5.2 million, including $1.2 million in grants to the Company. Carbon composite jackets match or exceed the performance of steel jackets at a fraction of the weight, and can be installed in less time. The Company's carbon jacketing process has been demonstrated to work by structural testing of 4/10ths-scale columns under simulated seismic loads at the Powell Structural Systems Research Laboratories at the University of California, San Diego ("UCSD").

         Since its inception in 1985, the Company has been engaged principally in R&D activities and revenue from retrofit operations to date have been insignificant. In mid-March 1996, construction of the second-generation production equipment, Robo-Wrapper II(TM), was completed. The new machine was used in a demonstration project for local Caltrans design engineers to wrap a six-foot diameter column underneath the I-8/I-5 Interchange in San Diego. On April 10, 1996, the Company was notified by the California Department of Transportation ("Caltrans") that Caltrans had issued a procurement specification approving the use of the Company's Robo-Wrapper(TM) technology as an alternate method of retrofitting publicly-owned highway bridge columns in the State of California that meet certain criteria in a composite specification. In June 1996 the Company began bidding on retrofit contracts to be awarded by Caltrans, however, none has been awarded to the Company as of the date of this publication. There are approximately 20,000 publicly-owned bridge columns in California to be retrofitted over the next five years, of which approximately 50% are believed by the Company to be presently eligible for retrofitting pursuant to the composite specification. Notwithstanding the issuance of the composite specification, there can otherwise be no assurance that the Company will achieve significant revenues from the retrofitting of publicly-owned bridges in California or any other state.

         The Company's strategy and plan of operations over the next five years is to market its Robo-Wrapper(TM) technology primarily to those construction firms engaging in the retrofitting of publicly-owned highway bridges in the State of California and other seismic states. The company estimates that the State of California will spend approximately $2 billion on seismic retrofit if its highway structures, including $200 to $400 million over the next five years on the retrofitting of bridge columns alone. Prior to the issuance of the Composite Specification, the only Caltrans-approved method of retrofitting publicly-owned bridge columns in the State of California required the use of steel jackets. Management of the Company believes, and independent testing of the University of California at San Diego using simulated seismic loads confirms, that the Company's Robo-Wrapper(TM) technology is as effective as steel jackets and, in addition, can be applied in less time and with less cost.

         While the Company intends to focus its initial marketing efforts on the planned retrofitting of publicly-owned bridge columns in the State of California, the Company intends to also pursue at this time other potential markets for its Robo-Wrapper(TM) technology. The Company believes that the Robo-Wrapper(TM) can also be an effective means of remediating seismic safety problems experienced by buildings and parking structures, particularly schools and hospitals, in California and elsewhere. While seismic risk is typically associated with California, there are other areas of the United States, including the Midwest (New Madrid Fault) and the Northeast, that are potential subjects of high seismic activity. In addition to seismic remediation, the Company believes that structural deficiencies caused by corrosion decay represent an additional market for its technology. The Company believes that the issuance of the Composite Specification will have a significant positive affect on its ability to market its Robo-Wrapper(TM) technology to engineers, contractors and governmental agencies involved in the remediation of seismic corrosion safety problems within the U.S. and abroad.

SEISMIC RETROFIT OF BRIDGE COLUMNS--THE INFRASTRUCTURE PROBLEM

         Currently, approximately $35 billion a year is spent in the United States to maintain the highway and bridge infrastructure. Conservative estimates indicate that approximately $53 billion is necessary to maintain the highway and bridge infrastructure in its current condition. As estimated 187,515 (32%) of the nation's 576,460 bridges are classified as structurally deficient or functionally obsolete. The primary concerns are seismic safety and corrosion decay.

         Subsequent to the collapse of numerous bridge structures during the 1971 San Fernando earthquake (magnitude 6.4 on the Richter scale) there has been an increased awareness of the vulnerability of highway bridge support columns to damage from earthquakes. This vulnerability was again demonstrated by the 1989 San Francisco earthquake with the collapse of the Cypress Viaduct of the Nimitz Freeway, I-880 in Oakland, and the 1994 Los Angeles earthquake with the collapse of numerous highways, including portions of the Santa Monica Freeway. Particularly vulnerable are bridge structures designed and/or built prior to 1971, before the San Fernando earthquake prompted drastic revisions in the seismic design code (which is still in use today).

         While seismic risk is typically associated with California, it is of concern throughout most of the United States. In 1990 the American Association of State Highway and Transportation Officials adopted seismic design guide specifications for the entire United States, recognizing the vulnerability of the nation's bridge infrastructure to potential seismic activity not only along the West Coast, but also in the Midwest (New Madrid fault) and the Northeast. The seismic risk to bridge structures differs from region to region due to different probable earthquake magnitudes and recurrence periods as well as geological conditions, but the unpredictable nature of seismic events and the vulnerability of the majority of existing bridges necessitates the development and implementation of innovative, fast, effective and economical retrofitting technologies to ensure the safe and continued use of the nation's bridge infrastructure.

THE XXSYS TECHNOLOGY

         The Company's product is applied by a three-man crew using a proprietary Robo-Wrapper(TM) machine (patent pending) and application process (patent pending) to wrap prepreg tow (carbon fiber which has been pre-impregnated with resin) around the bridge column. Columns are first inspected from a manlift and any defects such as holes or sharp protrusions are repaired. The columns are then cleaned in preparation for wrapping. The Company estimates that the preparation will take one person approximately one to two hours per column.

         Prepreg tow in spool form is placed on the Robo-Wrapper(TM) machine. A controlled tension is applied to each spool. The machine rotates around the column in a precise, programmed motion applying the tow in a continuous pattern around the column to form a jacket that conforms to the shape of the column. The thickness of the jacket varies based on the type of retrofit (flexural or shear) and is dictated by the design specified by the structural engineer. The Company estimates that one Robo-Wrapper(TM) machine and a three-man crew will be able to wrap approximately three to four 22-foot columns per day, including setup, wrap, and tear down of equipment.

         Upon completion of the wrapping process, a heat source is used to cure the resin in a controlled environment. During the heating process, the liquid resin undergoes a chemical reaction in which molecules crosslink, forming a solid which gives the product its ultimate mechanical properties. Heat can be applied using several methods including electric heat blankets, forced hot air, or radiant energy. All of these methods have been successfully demonstrated. The radiant energy curing system is the method the Company intents to use commercially since it is the most versatile system for the wide range of column sizes expected to be encountered in the field. Curing a 22-foot column with the planned curing system is projected to take two to three consecutive cures of eight foot sections estimated at about eight hours per column, including setup and tear down, with minimal monitoring during the period. Once the curing is complete, the column will be painted with a chemical and UV resistant coating to complete the process.

         The Company's Robo-Wrapper(TM) technology has been independently validated under simulated seismic loads by the Powell Structural Research Laboratory at the University of California, San Diego. The Powell Laboratory conducted tests of seven 4/10ths scale concrete columns with different reinforcement and retrofit strategies for shear and flexural failure modes over a period of 13 months. These tests were conducted at the request, and observed by, Caltrans and were funded by grants from the U.S. Department of Defense and Department of Transportation. The data gathered from the testing was analyzed by the Powell Laboratory and in August 1995 a formal report was submitted to Caltrans evidencing that the carbon jackets installed by the Robo-Wrapper(TM) performed as well as and, in some cases, even better than steel jackets, and can be installed in less time and with less cost.

         The testing, marketing and sale of products for civil engineering applications entails a risk of negligence and other claims by owners and general contractors of projects, and product liability claims by those persons who ultimately use or occupy such projects. The Company currently maintains product liability insurance providing coverage in the approximate amount of $2,000,000 per year, however there can be no assurance that the Company will be able to maintain insurance coverage at a reasonable cost or that any such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse affect on the Company. Further, owners and general contractors may require minimum product liability insurance coverage as a condition precedent to entering into collaborative arrangements with the Company. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad use and acceptance of its Robo-Wrapper(TM) technology, which would have a material adverse affect upon the business and financial condition of the Company.

SENSOR AND NDE TECHNOLOGIES

         The Company will utilize its prior expertise in sensor and non-destructive testing ("NDE") technologies to develop quality assurance and performance in monitoring technologies to increase user confidence in the carbon jacketing process, thereby accelerating its commercial acceptance. Quality assurance technologies include the monitoring of the resin impregnation process on the carbon fiber line to control resin content of the prepreg tow and ensure consistency of the product made, and in situ cure monitoring technologies to ensure the carbon composite jacket reaches the desired cure state during field installation. Performance monitoring technologies include the measurement of strain in the composite jacket over its service life, and particularly after events like an earthquake, such that an informed decision can be made regarding maintenance and repair of the jacket. These research and development efforts are partially funded by the Advanced Technology Program (ATP) from the National Institute of Standards and Technology (NIST) to accelerate the commercialization of the Robo-Wrapper(TM) technology. If successful, these sensor and NDE technologies can be utilized for other composite applications. The Company intends to pursue NDE opportunities as a separate business unit.

MANUFACTURING AND RAW MATERIALS

         The Company designed the existing Robo-Wrapper(TM) and its curing system and intents to contract with original equipment manufacturers for the manufacture of Robo-Wrapper(TM) and curing systems. To ensure confidentiality of trade secrets the Company may machine critical parts and perform final assembly, system integration, and quality assurance at the Company's facilities.

         Eight companies currently supply approximately 15 million pounds of carbon fiber annually to the industrial, aerospace and automotive markets. Announced plant expansions are expected to soon add approximately 5 million pounds of annual capacity. The carbon fiber utilized in the Company's test work was supplied by Hercules Inc., the largest supplier of carbon fiber in the United States. Amoco, the second largest supplier, is in the process of qualifying its materials for use in connection with the Robo-Wrapper(TM) machine. The Company intends to purchase materials from both of these suppliers.

         The Company believes that all of the raw materials used in the installation of the Robo-Wrapper(TM) jackets are generally available in adequate amounts and at competitive prices from multiple sources. However, since the majority of the cost involved in installing the Robo-Wrapper(TM) jackets is the cost of the carbon fiber and resin, any significant increases in the cost of either material could have a material adverse affect on the composite retrofit technologies. To protect against supply shortages and price increases, the Company intends to negotiate with carbon fiber and resin suppliers for long term supply agreements.

MARKETING

         The Company intends to market its Robo-Wrapper(TM) technology primarily to the engineers and contractors involved in the retrofitting of bridge columns and other structures and to government agencies responsible for public structures and the administration of safety standards for privately-owned structures. As of the date of this publication, the Company is not and does not intend to become directly engaged in construction activities, therefore the Company intends to enter into license or joint venture arrangements with construction firms involved in seismic retrofitting. The contractor will be responsible for bidding on public or private retrofit projects, and conducting the actual retrofitting. The Company proposes to provide the Robo-Wrapper(TM) machine, prepreg material, curing ovens and one or more technical assistants to the contractor directly conducting the column retrofit, in return for which the Company will be reimbursed for its expenses and receive a share of the project profits.

         The Company's marketing mission will be to educate those engineers, contractors and government agencies involved in the retrofit industry on the strategic benefits of the Company's Robo-Wrapper(TM) technology and to obtain a high degree of acceptance of its technology among them. Since state and local government agencies strictly regulate building and construction standards, it will be necessary for the Company to obtain government approval in other states for its Robo-Wrapper(TM) technology. Retrofit contractors will also have to accept the technology and incorporate it into their big proposals, The Company believes that the issuance of the Caltrans Composite Specification will have a significant positive affect on its ability to successfully market its Robo-Wrapper(TM) technologies to the engineers, contractors and governmental agencies involved in the remediation of structural deficiencies. However, the failure of the Company to successfully market its technology to either the relevant government agencies or the retrofit contractors will significantly impede the Company's efforts to commercially exploit its Robo-Wrapper(TM) technology.

         Important aspects of the Company's marketing strategy will include the development and dissemination of educational materials for the various target groups through seminars and short-courses, and the development and implementation of a comprehensive training program to ensure rapid and successful technology transfer. It will be important to convince the hundreds of individual contractors and engineers involved with preparing bid retrofit packages to either request the Company's product or at least give the bidding contractors a choice of steel or carbon composite as they bid. The Company has no retrofit contracts to date and it does not expect to generate significant revenues from work until late 1996. The Company anticipates it will be primarily dependent on the Caltrans market for most of its revenue in 1996 and 1997.

COMPETITION

         The Company will face competition from the current and future retrofit procedures. As of the date of this publication, the principal competition to the Robo-Wrapper(TM) technology is the use of steel jackets. Additionally, other companies, some of which have substantially greater resources than the Company, have already been using composites to retrofit private and publicly-owned structures located in California and other states, including Hexel Fyfe Company, Hardcore Dupont and Mitsubishi. AS of the date of this publication, only one of the Company's competitors using composites, Hexel Fyfe Company, has received approval from Caltrans to wrap structures, If Caltrans allows other companies to rely upon the Company's testing so as to reduce substantially the testing needed, the Company could face additional composite-based competition sooner that expected, Additionally, should the Company's pending patents be rejected, it could lose any competitive advantage that patent protection affords.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the years ended September 30, 1995, 1994, and 1993 were $115,304, $277,789 and $230, 261, respectively. These amounts represent direct expenditures by the Company and do not include approximately $4 million of federal and state grant monies paid directly to third parties, such as UCSD and Hercules, Inc., for purposes of developing and validating the Robo-Wrapper(TM) technology.

         The Company participates in several federally-funded joint research and development projects. The Company is currently a participant in a bridge infrastructure renewal program funded by the U.S. Department of Defense, Advanced Research Projects Agency (ARPA). The Company has received matching funds grants of $514,000, of which $285,877 had been earned as of September 30, 1995. The purpose of the ARPA program is to validate and demonstrate carbon composite jacketing. The Company has applied its grant money under the ARPA program towards the costs of wrapping seven bridge columns for the independent testing of those columns by Powell Laboratories of UCSD.

         The Company is also the lead participant of a $2.7 million program funded by the U.S. Department of Commerce, National Institute of Standards and Technology (NIST). The purpose of the NIST program is to accelerate the commercialization of carbon composite jacketing technology. The NIST program participants include: the Company, which is responsible for developing the method for installing and testing carbon based jackets and sensor and non-destructive testing technologies for quality assurance and performance monitoring; Hercules, Inc., which is responsible for developing a low cost prepreg tow; and Trans Science Corporation, which is responsible for developing computer software which will design the length and thickness of the jacked based on the particular characteristics of the structure to be retrofitted. The Company's share of the grant funds is $538,000, of which $110,710 has been earned as of September 30, 1995. The Company was also awarded $250,000 in matching funds from the State of California's Trade and Commerce Agency for the NIST program.

         The Company is a founding member of the Advanced Composite Technology Transfer (ACTT) Consortium, a group organized to construct an all-composite cable-stayed bridge in San Diego, the first such bridge in the country for vehicular traffic. The Company is responsible for assessing non-destructive testing technology related to various quality assurance programs during manufacture and for developing procedures to monitor structural integrity over the life span of the bridge.

         The Company intends to conduct continued research and development in the area of non-destructive testing and measurement, The Company intends to pursue research grants and invest a portion of the Company's own research and development budget in the area of ultrasonic measurement and applications.

INTELLECTUAL PROPERTY

         In August 1994 the Company filed for a patent on the mobile robotic wrapping machine (Robo-Wrapper(TM)) and the application process to be used in the carbon composite retrofit program. In June 1995 the Patent Office, in an initial office action, asked the Company to split the patent application into two pieces--one for the machine and the other for the process. In December 1995 the Company filed a patent application for the method of curing filament wound columns using a radiant heater. All three patent applications are pending. The Company holds seven U.S. patents on its Ultrasonic Resin Analyzer technology.

         The Company endeavors to maintain the confidentiality of its proprietary technologies and know-how through confidentiality agreements, in-house controls over the manufacture of certain parts of the Robo-Wrapper(TM) machine and restricted access to certain information on a "need to know" basis.

EMPLOYEES

         At May 31, 1996, the Company had 19 employees, of whom eight were in executive or administrative positions, five were engaged in engineering, one in marketing, and five in manufacturing. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 7,000 square feet of office and production facilities in San Diego, California. This space is utilized for the Company's executive offices, research and development, sales and marketing, and engineering activities, at a monthly rent of $5,000 pursuant to a lease that extends to October 1998. Should additional facilities be required, the Company believes that adequate space is currently, and in the near future will continue to be, available in the San Diego area.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending legal proceeding to which the Company or any of its officers and directors is a party or to which the property of the Company is subject, other than routine litigation involving claims of immaterial amounts arising during the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             No matters were submitted to the Company's security holders in the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the NASDAQ Small Cap Market under the symbol XXSYS following the Company's initial public offering on July 31, 1992. The table below sets forth the quarterly high and low sales prices as reported on NASDAQ for the two years ended September 30, 1995.

                                                       HIGH           LOW
                                                       ----           ---

         Year ended September 30, 1995:
         ------------------------------

         First Quarter                                 2 1/8             7/8
         Second Quarter                                2                 7/8
         Third Quarter                                 1 7/8           15/16
         Fourth Quarter                                7 1/8         1  9/16

         Year ended September 30, 1994:
         ------------------------------

         First Quarter                                 2 7/8           1 1/2
         Second Quarter                                2 1/2           1 3/8
         Third Quarter                                 1 3/4             3/4
         Fourth Quarter                                1 7/8             1/2

         On December 15, 1995, the closing price for the Company's Common Stock was $5 11/16 per share. As of that date, the Company had 130 stockholders of record and approximately 2,000 stockholders whose shares are held in brokerage accounts.

         The Company has not paid any dividends on its Common Stock and currently intends to retain any earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company is engaged in developing and commercializing the use of composite materials in construction and transportation markets and developing technologies for quantitative nondestructive evaluation of composite materials. Through September 30, 1995, the Company has generated limited revenues and has incurred significant losses, due primarily to extensive expenditures in research and development of various technologies leading to new applications of composite materials.

                              RESULTS OF OPERATIONS

Fiscal Year 1995 Compared to Fiscal Year 1994

         Revenues for the fiscal year ended September 30, 1995, were $408,867 compared to $266,890 in the prior fiscal year, an increase of $141,977 or 53%. The increase is primarily attributable to funding received from grants awarded by the Advanced Research Projects Agency (ARPA) and the National Institute for Standards and Technology (NIST). The Company continued to depend on federal and state grant programs for its primary revenue sources in fiscal 1995. Revenues in fiscal 1995 were derived primarily from work performed under a grant from ARPA, totaling $208,286 or 51% of revenues, and an additional $117,030 or 29% from NIST. Other federal programs provided for the balance of revenues. At September 30, 1995, the Company had approximately $800,000 of funding available from outstanding federal and state contracts.

         Total operating expenses increased by $411,085 (24%) in fiscal 1995 to $2,103,926. The cost of services was $225,202, or 55% of contract revenues. In comparison, the cost of services in fiscal 1994 was $58,521, or 22% of contract revenues. This higher percentage in fiscal 1995 was the result of different contractual terms and is more indicative of expected cost levels. Selling, general and administrative expenses were $1,763,420 in fiscal 1995, an increase of $406,889 or 30% over fiscal 1994. The increase reflects additional staffing costs in support of expanded contract work, as well as increased expenses for investor relations and fund raising activities. Research and development costs decreased substantially in fiscal 1995, to $115,304 from $277,289 in the prior year, a decrease of 58%, as a greater portion of the Company's R&D efforts was done under research contracts.

         Interest income of $48,098 in fiscal 1995 was 60% higher than in the prior year, the result of accrued interest on a Long-Term note receivable that was held for a full year in fiscal 1995. Interest expense increased five-fold to $106,160 as the Company had a significant increase in its average borrowings.

         The net loss in the year ended September 30, 1995, was $1,753,121 compared to $1,412,749 in the prior year, an increase of $340,372 or 24%. The loss per share decreased, however, because of a higher average number of shares outstanding. The loss per share in fiscal 1995 was $0.34, an improvement of 6% compared to the loss per share of $0.36 in fiscal 1994.

         The Company had current assets of $628,785 as of September 30, 1995, representing an increase of $547,946 over 1994. The increase is primarily the result of raising $1,056,000 through a private placement of Common Stock at $5.00 per share on September 1, 1995. Of the total private placement, $500,000 in cash was received prior to September 30, 1995. A portion of the private placement, totaling $380,000 was received in early October and is shown as a subscription receivable on the balance sheet as of September 30, 1995. The balance of the private placement, totaling $176,000, is in the form of a two-year note receivable from the holder of the stock (See Note 6 to the financial statements). These funds were used to help reduce accounts payable and make a deposit on construction of a second-generation Robo-Wrapper(TM) machine.

         Also in fiscal 1995, the Company took a write-down of its remaining inventory of prepreg carbon fiber which was left over from prior research programs. Pre-preg carbon fiber ages slowly despite being in refrigeration. The batch in inventory had reached its productive life and had no other use or value.

         A large portion of the funds raised by the Company were necessary for commercialization of Robo-Wrapper(TM) technology and construction of equipment that will generate revenues in the future. The Company modestly increased its cash position to $148,562, an increase of $139,840 over the prior year. Net cash used in operating activities of $1,273,074 and investing activities of $305,886 was funded by $1,718,800 in financing activities. Financing activities included the issuance of convertible notes of $800,000, which were converted to 1,231,030 shares Common Stock during the year, the issuance of notes payable of $564,500, and the private placement of $1,056,000, of which $500,000 in cash had been received by September 30, 1995. A portion of the financing activities were used for the repayment of $190,700 in notes payable which came due during the period.

Fiscal Year 1994 Compared to Fiscal Year 1993

         Revenues for the fiscal year ended September 30, 1994 were $266,890 compared to $49,018 in 1993. Contract revenues represented all of the 1994 total and $35,000 for 1993. In 1994 the Company's contracts were with the Federal Highway Program, EPA, and ARPA. An ARPA contract of $433,000, awarded in June 1994, provides partial funding for the testing of the Company's column wrapping technology at the UCSD Powell Laboratory. Revenues in 1994 were primarily from work performed under grants from ARPA, totaling $127,966 or 48%, and the Environmental Protection Agency (EPA), totaling $116,875 or 44% of total revenues. The 1993 revenues related to a $50,000 contract funded by a grant from the U. S. Environmental Protection Agency that was completed during the second quarter. Equipment sales of $14,018 were recorded in 1993 pursuant to a sales and remarketing agreement.

         Total operating expenses for 1994 were $1,692,841, a decrease of $423,332 or 20% over operating expenses in 1993 of $2,116,173. This decrease reflects the redirection of the Company toward its seismic retrofit technology. The cost of equipment sales in 1993 was 90% of the related revenues. The cost of services was 46% of revenues in 1993, compared to 22% in 1994, because of different contractual terms. Selling, general and administrative expenses decreased to $1,356,531 from $1,857,195, a decrease of $500,664 (27%), the result of reduced staffing and marketing activities as the Company developed the column wrapping technology. The 1993 amount also includes approximately $124,000 of legal, accounting and related fees related to a proposed acquisition that was not completed. Research and development costs increased to $277,789 from $230,261 in the respective periods, an increase of $47,528 or 21%, reflecting further research into advanced materials.

         Interest income on invested cash, securities, and a long-term note receivable was $30,037 in the 1994 period compared to $87,224 in the prior year. The decline represents the lower amount of cash available for investment. Interest expense in 1994 was $16,835 and was $603 in 1993, reflecting the use of borrowed funds for the first time since 1992.

         The net loss for the year ended September 30, 1994 was $1,412,749 compared to $1,980,534 in the 1993 fiscal year, a decrease of 29%. The loss per share decreased by 31% to $0.36 in 1994 from $0.52 in 1993, based on a 4% increase in the average number of shares outstanding.

Liquidity and Capital Resources

         During its 1994 and 1995 fiscal years the Company operated with modest cash resources. Funding of approximately $675,000 was received pursuant to grants from several government agencies in support of research and development activities. As of September 30, 1995, approximately $800,000 remained available under these grants. However, in order to meet all of its operating expenses, the Company has relied on the sale of common stock and the issuance of convertible notes to raise additional funds. Net proceeds from such transactions in fiscal 1995 were approximately $2,100,000. In October 1995 a litigation settlement resulted in the receipt of cash of $1,300,000 by the Company. These funds have been used to reduce accounts payable, repay outstanding notes payable and complete the purchase of a second-generation Robo-Wrapper(TM) machine.

         As of September 30, 1995, the Company had cash and cash equivalents of $148,562 and accounts receivable of $46,623 and stock subscriptions receivable of $380,000. However, the Company's current liabilities as of September 30, 1995, were $1,508,299 and the Company had a working capital deficit of $879,514 as of the same date. Following September 30, 1995, the Company has incurred additional losses in pursuing the commercialization of its seismic retrofit process, which have drawn on the Company's resources. In May 1996 the Company's Chairman and CEO, Dr. Gloria Ma, paid to the Company $309,916 as a partial reduction of amounts owed to the Company under a promissory note made by her. Dr. Ma also offset against the amounts owed by her under the note certain deferred salaries, accrued vacation and unreimbursed travel and entertainment expenses, the net of which reduced the amounts owing under the note by an additional $137,012.

         The Company estimates that it will require approximately $2.8 million of additional capital for the purchase of machines and for the working capital necessary to further advance the commercialization of the Robo-Wrapper(TM) technology. In order to finance these costs, the Company intends to call its publicly traded Warrants for redemption. However, there are no commitments or understandings on the part of any third parties to exercise the Warrants and there can be no assurance of the amount of proceeds, if any, that the Company may receive by way of the Warrant redemption. Further, there are no understandings or arrangements for the Company's receipt of additional capital from alternative sources. Therefore, there can be no assurance that the Company will be able to obtain capital from sources other than the Warrant redemption should the need arise.

         During 1996 calendar year the Company may repurchase some of the restricted common stock that was issued in conversion of debt during the 1994 and 1995 fiscal years. Several of the conversions had repurchase rights in favor of the Company. The Company plans to repurchase stock where the repurchase price is advantageous.

Impact of Inflation

         Inflation has not had any significant effect on the Company's operating costs.

ITEM 7.  FINANCIAL STATEMENTS.

                                                                             PAGE
                                                                             ----

        Report of Independent Auditors                                         11

        Consolidated Balance Sheets at September 30, 1995 and 1994             12

        Consolidated Statements of Operations for the years ended              13
        September 30, 1995, 1994 and 1993

        Consolidated Statements of Stockholders' Equity for the three          14
        years ended September 30, 1995

        Consolidated Statements of Cash Flows for the years ended              15
        September 30, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements                             16-23

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
XXsys Technologies, Inc.



         We have audited the accompanying consolidated balance sheets of XXsys Technologies, Inc. as of September 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XXsys Technologies, Inc. as of September 30, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years ended September 30, 1995, in conformity with generally accepted accounting principles.

                                            Feldman Radin & Co., P.C.
                                            Certified Public Accountants


New York, New York
December 22, 1995, except as to
Note 6, Shareholders' Equity,
Preferred Stock, as to which
the date is May 31, 1996.

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,
ASSETS                                                            1995                1994
                                                              ------------        ------------
Current Assets:
  Cash and cash equivalents                                   $    148,562        $      8,722
  Accounts receivable                                               46,623              40,400
  Stock subscription receivable                                    380,000                --
  Inventory                                                           --                26,045
  Prepaid expenses and other                                        53,600               5,672
                                                              ------------        ------------
      Total current assets                                         628,785              80,839

Machinery, equipment and furniture, net of
   accumulated depreciation of $340,220 and $184,098               439,047             328,753

Long-Term note receivable                                          446,928             446,928

Deferred acquisition costs                                       1,102,181           1,117,188

Patents, net of amortization of $86,298 and $66,524                 59,796              49,474
                                                              ------------        ------------
          TOTAL ASSETS                                        $  2,676,737        $  2,023,182
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                               $    695,552        $    290,700
  Accounts payable                                                 521,699             621,880
  Accrued liabilities                                               98,622              77,988
  Related party accrued expenses                                   192,426             156,659
                                                              ------------        ------------
     Total current liabilities                                   1,508,299           1,147,227

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $100, shares authorized--
    2,000,000; issued and outstanding -- 4,500
    (liquidation preference -- $450,000)                           450,000             450,000
   Common stock, no par value.  20,000,000 shares
       authorized; 6,067,082 shares issued and
       outstanding (4,257,989 in 1994)                          12,068,535           9,836,305
   Accumulated deficit                                         (10,910,399)         (9,157,278)
   Note receivable for preferred stock                            (263,698)           (218,697)
   Note receivable for common stock                               (176,000)               --
   Deferred compensation                                              --               (34,375)
                                                              ------------        ------------
     Total stockholders' equity                                  1,168,438             875,995
                                                              ------------        ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,676,737        $  2,023,182
                                                              ============        ============


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEAR ENDED SEPTEMBER 30,

                                                1995               1994              1993
                                            -----------        -----------        -----------
Revenues:
  Sales                                     $      --          $      --          $    14,018
  Contract revenues                             408,867            266,890             35,000
                                            -----------        -----------        -----------
     Total revenues                             408,867            266,890             49,018

Operating expenses:
  Cost of equipment sales                          --                 --               12,617
  Cost of services                              225,202             58,521             16,100
  Selling, general and administrative         1,763,420          1,356,531          1,857,195
  Research and development                      115,304            277,789            230,261
                                            -----------        -----------        -----------
     Total operating expenses                 2,103,926          1,692,841          2,116,173
                                            -----------        -----------        -----------

Operating loss                               (1,695,059)        (1,425,951)        (2,067,155)

Interest income                                  48,098             30,037             87,224
Interest expense                               (106,160)           (16,835)              (603)
                                            -----------        -----------        -----------

Net loss                                    $(1,753,121)       $(1,412,749)       $(1,980,534)
                                            -----------        -----------        -----------

Net loss per share                          $     (0.34)       $     (0.36)       $     (0.52)
                                            -----------        -----------        -----------

Weighted average number of shares
outstanding                                   5,083,000          3,939,000          3,800,000
                                            -----------        -----------        -----------


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED SEPTEMBER 30, 1995


                                                          COMMON STOCK           NOTES                     DEFERRED        TOTAL
                                         PREFERRED    --------------------    RECEIVABLE    ACCUMULATED    COMPEN-     STOCKHOLDERS'
                                           STOCK      SHARES        AMOUNT    FOR STOCK       DEFICIT      SATION         EQUITY
                                           -----      ------        ------    ---------       -------      ------      -------------

Balances at September 30, 1992            $   --     3,800,000   $ 9,032,366   $    --     $ (5,763,995)  $(109,375)    $ 3,158,906


Warrants issued for services                                          17,200                                                 17,200
Amortization of deferred                                                                                     37,500          37,500
    compensation
Net loss                                                                                     (1,980,534)                 (1,980,534)
                                          --------   ---------   -----------   ---------   ------------   ---------     -----------
Balances at September 30, 1993                --     3,800,000     9,049,566        --       (7,744,529)    (71,875)      1,233,162


Sale of 4,500 shares of preferred
   stock                                   450,000                   198,750    (201,822)                                   446,928
Increase in interest receivable on note                                          (16,875)                                   (16,875)
Stock issued in settlement of debt                     387,989       387,989                                                387,989
Sale of common stock                                    70,000        50,000                                                 50,000
Warrants issued for services                                         150,000                                                150,000
Amortization of deferred
  compensation                                                                                               37,500          37,500
Net loss                                                                                     (1,412,749)                 (1,412,749)
                                          --------   ---------   -----------   ---------   ------------   ---------     -----------
Balances at September 30, 1994             450,000   4,257,989     9,836,305    (218,697)    (9,157,278)    (34,375)        875,955


Stock issued in settlement of debt                      84,789        84,789                                                 84,789
Increase in interest receivable on note                                          (45,001)                                   (45,001)
Conversion of notes issued in
   Regulation S offering                             1,231,030       800,000                                                800,000
Exercise of warrants                                   200,000        45,000                                                 45,000
Sale of common stock                                   211,200     1,056,000    (176,000)                                   800,000
Warrants issued with debt                                             56,268                                                 56,268
Warrants issued for services                                         100,000                                                100,000
Stock issued for services                               82,074        90,173                                                 90,173
Amortization of deferred
    compensation                                                                                             34,375          34,375
Net loss                                                                                     (1,753,121)                 (1,753,121)
                                          --------   ---------   -----------   ---------   ------------   ---------     -----------
Balances at September 30, 1995            $450,000   6,067,082   $12,068,535   $(439,698)  $(10,910,399)  $    --       $ 1,168,438
                                          --------   ---------   -----------   ---------   ------------   ---------     -----------



                             See accompanying notes

                            XXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            YEARS ENDED SEPTEMBER 30,
                                                      1995               1994               1993
                                                   -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                         $(1,753,121)       $(1,412,749)       $(1,980,534)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                      241,538            131,927             72,913
    Non-cash compensation                              224,548             37,500             37,500
    Accrued interest income                            (45,001)           (16,875)              --
    Changes in assets and liabilities:
     Investments                                          --            1,163,500           (182,521)
     Accounts receivable                                (6,223)           (30,842)             3,354
     Inventories                                        26,045             61,125             74,637
     Prepaid expenses and other                        (47,928)            46,864             68,977
     Accounts payable                                     (385)           550,706             46,939
     Accrued liabilities                                51,686            (79,409)            48,486
     Related party accrued expenses                     35,767            156,659               --
                                                   -----------        -----------        -----------
       Net cash used in operating activities        (1,273,074)           608,406         (1,810,249)
Cash flows from investing activities:
  Purchase of machinery and equipment                 (275,790)          (277,719)          (170,620)
  Deferred acquisition costs                              --             (579,199)
  Other assets                                         (30,096)            79,998            (89,298)
                                                   -----------        -----------        -----------
  Net cash used in investing activities               (305,886)          (776,920)          (259,918)

Cash flows from financing activities:
  Sale of common stock                                 500,000             50,000               --
  Exercise of warrants                                  45,000               --                 --
  Issuance of convertible notes                        800,000               --                 --
  Issuance of other notes payable                      564,500             38,800            200,000
  Repayment of notes payable                          (190,700)              --              (70,200)
  Payments of related party debt                          --             (284,305)              --
                                                   -----------        -----------        -----------
    Net cash from financing activities               1,718,800           (195,505)           129,800

Net increase (decrease) in cash                        139,840           (364,019)        (1,940,367)
Cash and cash equivalents--beginning of year             8,722            372,741          2,313,108
                                                   -----------        -----------        -----------

Cash and cash equivalents at end of year           $   148,562        $     8,722        $   372,741
                                                   -----------        -----------        -----------

Supplemental information:
  Cash interest paid                               $    15,208        $    16,835        $       603
  Issuance of warrants                             $   156,268        $   150,000        $    17,200
  Stock issued for accounts payable                $    84,789        $   387,989        $      --
  Stock issued for services                        $    90,173        $      --          $      --
  Issuance of preferred stock for note             $      --          $   446,928        $      --


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

         Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Composite Retrofit Corporation. All intercompany accounts have been eliminated in consolidation.

         Cash and Cash Equivalents. Cash and cash equivalents consist of investments with an original maturity of three months or less.

         Stock Subscription Receivable. The stock subscription receivable of $380,000 represents cash received by the Company in October 1995 as partial payment for stock purchased under a stock purchase agreement that the Company signed on September 1, 1995. The stock subscription receivable is shown as a current asset because the amount was received prior to the issuance of these financial statements. An amount still owed the Company as part of the September 1, 1995, agreement totaling $176,000 is reported as a contra-equity account titled, "Note receivable for common stock."

         Inventory. Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory valuation.

         Machinery, Equipment and Furniture. Machinery, equipment and furniture are stated at cost and are being depreciated on a straight-line basis over estimated useful lives of three to five years.

         Patents. Costs incurred in obtaining patents are being amortized over periods averaging seven years.

         Revenue Recognition. A majority of the Company's revenue to date has been derived from services performed under cost reimbursement and fixed-price research contracts. Under fixed-price research contracts, revenues are generally recognized upon shipment of deliverable items under the contract. For cost-reimbursement contracts, revenues are recorded as earned when the work is performed under the terms of the contract.

         Research and Development. Research and development costs are expensed as incurred.

         Income Taxes. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective October 1, 1991. Net operating losses may be carried forward to offset future taxable income of the Company. At September 30, 1995, these carry forwards were approximately $10,000,000 and $5,000,000 for federal and state tax purposes, respectively, and expire in 2001 through 2010. As a result of a change in ownership in 1991, certain restrictions imposed by Section 382 of the Internal Revenue Code will limit the utilization of the loss carry forwards to approximately $1,000,000 per year.

         Major Customers. Two customers accounted for 51% and 29% of 1995 revenues. In 1994 two customers represented 48% and 44% of revenues and in 1993 represented 71% and 18% of revenues.

         Net Loss Per Share. Net loss per share is based on the weighted average number of shares of common stock outstanding. Conversion of preferred stock and exercise of stock options have been excluded, as the effect of their inclusion would be anti-dilutive.

         Reclassifications. Certain items in the prior year financial statements have been reclassified to conform to the 1995 presentation.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  DEFERRED ACQUISITION COSTS

         In October 1993 the Company began negotiations for the acquisition of a composite materials company with revenues in excess of $100 million. The Company was unable to complete the transaction as originally contemplated. However, negotiations were continued with third parties regarding a joint bid or a transaction in which the Company would not be a direct purchaser but would have a significant minority interest in a new company that would make the acquisition.

         The Company incurred costs in excess of $1,100,000 for legal fees, appraisals, environmental studies and other due diligence. These costs were deferred pending completion of a purchase transaction or, alternatively, the termination of all negotiations.

         In September 1995 the owner of the target company announced a pending sale to another party. The Company and its former president filed suit claiming breach of contract and breach of fiduciary relationship by the purchaser. Pursuant to a settlement agreement reached in October 1995, the Company received a cash payment of $1,300,000 (net of legal fees). In addition, the Company will receive annual payments of up to $250,000 for six years pursuant to a consulting contract between the target and the Company. The target company also agreed to offer a five-year material supply contract and to provide product and/or technical services (for research and development, materials testing, etc.).

         In November 1995 a claim for fees in connection with the Company's attempted acquisition of the target company was placed against the Company by its previous investment banker, H. J. Meyers & Co., Inc. ("HJM") (formerly Thomas James Associates, Inc.). HJM claims that the Company's aforementioned settlement with the purchaser of the target company qualifies as a "Transaction" under the terms of the Company's earlier investment banking agreement with HJM, and that HJM is entitled to an investment banking fee. HJM is seeking $400,000 as its share of the Company's settlement and is willing to waive its right of first refusal to be the Underwriter of a warrant redemption as a part of that settlement amount. The Company denies the settlement with purchaser represents a Transaction and is disputing HJM's claim. Further, the Company has decided not to engage a broker-dealer to act as warrant solicitation agent when the warrants are redeemed.

3.  NOTES PAYABLE

         Notes payable at September 30, 1995 include $100,000 borrowed from four individuals in May 1994. The notes have an interest rate of 10% per annum. The original maturity date of these notes has been extended several times, most recently until September 30, 1995, in consideration for five-year warrants to purchase a total of 170,000 shares of common stock at $1.00 per share. The notes were repaid in October 1995. Also included in notes payable is $93,000 borrowed from an individual in August and September 1995, due on October 28, 1995 plus interest at 10% per annum. This note was repaid in December 1995.

         In March and May 1995 the Company borrowed $410,000 from two parties. The notes were due in July 1995 plus interest at 10% per annum. In July 1995 the noteholders elected to convert the notes into 465,909 shares of restricted common stock ($0.88 per share) and exercise warrants to purchase 246,000 shares of common stock for $61,500 ($0.25 per share). In August 1995 the noteholders notified the Company of their desire to rescind the note conversion and warrant exercise due to delays in the registration of these securities. Subsequent to September 30, 1995, the Company finalized the terms of a rescission of the conversion agreements and the warrant exercise and signed new notes payable at 10% annual interest beginning September 12, 1995, totaling $502,552, which includes $410,000 in original loans, $61,500 tendered originally for the warrants and accrued interest to that date. The rescission has been recorded as of September 30, 1995. The new notes payable are due on October 11, 1996, or upon the Company receiving no less than $2 million from any equity offering, whichever occurs sooner. Based on management's current plans for repayment, these new notes are recorded as short term liabilities. As a separate inducement for these transactions, a total of 605,682 five-year warrants to purchase common stock at $6.00 a share were granted.

         In March 1994 the Company borrowed $190,000 pursuant to a note agreement. Interest at the rate of 14% per annum was payable monthly. The note was repaid upon the scheduled maturity date of March 31, 1995.

4.  RELATED PARTY TRANSACTIONS

         Related party accrued expenses consist of salaries, severance and vacation pay due to current and former officers of the Company.

         In July 1994 the Board of Directors granted, to the then president of the Company, the right to dispose of the asset "deferred acquisition expenses" (consisting of a due diligence package, including contracts, appraisals and environmental studies on a targeted company). Upon any such disposal, the individual was to receive a commission of one third of the price obtained, up to a maximum amount of $100,000. As part of the litigation settlement described in
Note 2, the former executive received $100,000.

         In March 1995, in connection with the resignation of two officers, the Company assigned to those individuals and a then director of the Company the corporate opportunity to pursue two other acquisitions. In the event an acquisition is completed, the Company is to receive a payment of $100,000. As part of this agreement, in April 1995 the Company's chairman received six-month options to purchase 100,000 shares of the Company's stock owned by the director and 175,000 shares held by his related corporation for a total purchase price of $187,500. These options were exercised in October 1995.

5.  COMMITMENTS

         The Company leases its office facilities pursuant to a lease that extends to October 31, 1998. The remaining rent commitment at September 30, 1995 is $206,600. Rent expense was $63,790 in 1995, $60,000 in 1994, and $59,242 in
1993. On September 15, 1995, the Company signed a five-month construction contract for $312,000 to design and build the second-generation Robo-Wrapper(TM), which was completed in mid-March 1996. The Company paid $166,574 to turn on the contract on September 15, 1996. The balance of payments to be made were structured around milestones, none of which had been completed by September 30, 1995.

6.  STOCKHOLDERS' EQUITY

Preferred Stock:

         In May 1994 the Company sold to the brother of Gloria C. L. Ma, an officer and director of the Company, in a private transaction 4,500 shares of Series A Preferred Stock in exchange for the assignment of a non-recourse promissory note made by Dr. Ma in the principal amount of $450,000, plus $198,750 of accrued interest, secured by a second deed of trust on real property. The non-recourse promissory note has an interest rate of 10% per annum and is due in January 1999, including accrued interest. Each preferred share has a liquidation preference of $100, is redeemable at the Company's option at a price of $120 per share, and is convertible at any time into 80 shares of the Company's common stock.

         In May 1996 Dr. Ma reduced the note and accrued interest due the Company by making a cash payment of $309,916 and relinquishing her rights to deferred salaries, accrued vacation, and unreimbursed travel and entertainment expense, partially offset by other amounts she owed the Company, the net of which reduced the note a further $137,012. The total amount of $446,928 was known prior to publishing this financial statement and has been reported as an asset in "Long-term notes receivable." The remaining balance due under the note together with accrued interest, which total $263,698 on September 30, 1995, and $218,697 on September 30, 1994, have been included in a contra-equity account, "Notes receivable for Preferred Stock."

         Of the amount paid by Dr. Ma on the note in May 1996, $264,272 was first applied to a reduction of accrued interest and the remaining amount of $182,656 was applied to a reduction in principal on the note. The remaining principal balance on the note on May 21, 1996, was $267,344.

Warrants:

         At September 30, 1992, the Company had warrants outstanding which entitle the holders to purchase 2,755,120 shares of Common Stock at prices from $0.68 to $5.60 a share. Of these warrants, 112,500 had been issued from February 1992 to July 1992 in connection with bridge loans to the Company, and were valued at $193,500. An additional warrant to purchase 2,620 shares had been issued on February 1, 1992, in connection with consulting services and were valued at $4,820. Warrants to purchase 2,400,000 shares of common stock at $4.00 a share (after giving effect to anti-dilution adjustments) were issued as part of the Company's July 1992 initial public offering ("IPO"). Additionally, the underwriter received a warrant to purchase 240,000 shares at $5.40 a share (after giving effect to anti-dilution adjustments).

         On July 31, 1992, the Company sold 800,000 units of its securities at $7.50 per unit in an IPO, each unit consisting of two shares of common stock and two five-year warrants to purchase shares of common stock. As a result of anti-dilution provisions in the warrant agreement, the $6.00 per share exercise price was adjusted downward to $4.19 per share on March 10, 1995. Subsequent changes in capitalization which are subject to anti-dilution provisions now entitle the holder of each warrant to purchase 1-1/2 shares of common stock at $4.00 per common share. A total of 2,400,000 shares of common stock are now purchasable at $4.00 per common share based on 1,600,000 publicly traded warrants outstanding. The warrants are redeemable at the Company's option at $0.05 per warrant on 30 days written notice prior to July 30, 1997.

         The Company also issued to the underwriter, for nominal consideration, a warrant to purchase 80,000 units consisting of two shares of common stock and two redeemable common stock purchase warrants, exercisable to July 30, 1997. The purchase price of the units is $9.00 per unit. The exercise price of the warrants included in these units is $8.40. The prices of the underwriter's units and warrants are also subject to antidilution adjustments.

         In February 1993, the Company issued 50,000 warrants to purchase common stock at prices ranging from $0.80 to $3.00 per share in connection with services and were valued at $17,200.

         During October through December 1993, the Company issued warrants to purchase 114,285 shares of Common Stock (at prices ranging from $0.25 to $1.75 per share) to consultants in connection with services and were valued at $150,000. One of the consultants was a director. Also during 1994 fiscal year, 100,000 warrants to purchase Common Stock at $0.20 per share were issued to a director in connection with a stock sale. Additionally, in May 1994, 50,000 warrants were issued to purchase Common Stock at $1.00 per share in connection with debt. The effect of any valuation was immaterial.

         In March 1995 a director was granted a warrant to purchase 100,000 shares at $0.25 per share and was valued at $100,000. In June 1995 a second director was granted a warrant to purchase 50,000 shares at $1.63 per share, and the Chairman of the Company was granted a warrant to purchase 250,000 shares at a price of $1.79 per share. Warrants issued in June 1995 were above the market price on the date of grant. Warrants issued to the Chairman and the directors have a term of five years. The Chairman's warrants have immediate vesting and the two directors' warrants vest over a two-year period of service.

         A total of 120,000 warrants to purchase Common Stock at $1.00 per share were issued in connection with loan extensions in November 1994 (60,000) and March 1995 (60,000), and were valued at $25,234 and $31,034 respectively. Additionally, effective September 12, 1995, a total of 605,682 five-year warrants to purchase common stock at $6.00 a share were granted in connection with the rescissions of stock conversion agreements and warrant exercises and the issuance of 10% notes payable due October 11, 1996. The closing price of common stock on that date was 5 3/32, accordingly, no value was assigned to the warrants.

         In fiscal 1995, 427,740 warrants to purchase Common Stock at $1.95 to $6.00 a share were issued in connection with stock sales. Included were 75,740 underwriters warrants to purchase Common Stock at $1.95 a share were issued in December 1994 in connection with a stock sale, and were not valued. Additionally, effective August 30, 1995, 352,000 five-year warrants to purchase common stock at $6.00 a share were granted in connection with a private placement of 211,200 shares common stock at $5.00 a share. The closing price of common stock on that date was 3 3/8, accordingly, no value was assigned to the warrants.

         Total warrants issued in connection with services, stock sales and debt extensions, as well as warrants exercised, are shown in the following table.

                                                NUMBER                              VALUATION
                                               OF SHARES       PRICE PER SHARE      RECORDED
                                               ---------       ---------------      --------

Balance - September 30, 1992                   2,755,120        $0.68 - $5.40       $  198,320
    Warrants issued for services                  50,000        $0.80 - $3.00           17,200

                                               ---------                            ----------
Balance - September 30, 1993                   2,805,120                               215,520

    Warrants issued for services                 114,285        $0.25 - $1.75          150,000
    Warrants issued with stock sale              100,000            $0.20                 --
    Warrants issued with debt                     50,000            $1.00                 --

                                               ---------                            ----------
Balance - September 30, 1994                   3,069,405                               365,520

    Warrants issued for services                 400,000        $0.25 - $1.79          100,000
    Warrants issued with stock sale              427,740        $1.95 - $6.00             --
    Warrants issued with debt extension          725,682        $1.00 - $6.00           56,268
    Warrants exercised                          (200,000)       $0.20 - $0.25             --

                                               ---------                            ----------
Balance - September 30, 1995                   4,422,827                            $  521,788


         Warrant balances as of September 30, 1994, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                                PRICE OF
                                                               DATE OF           COMMON
                               NUMBER OF      WARRANT          WARRANT       STOCK ON DATE        DATE OF
           DATE OF GRANT       WARRANTS    EXERCISE PRICE     EXPIRATION        OF GRANT          EXERCISE

               2/92-7/92         112,500        $ 0.80000          5 Years      $  2.50000
                  2/1/92           2,620        $ 0.68700          1/21/97       $ 2.50000
                 7/31/92       2,400,000        $ 4.00000          7/30/97       $ 3.00000
                 7/31/92         240,000        $ 5.40000          7/30/97       $ 3.00000
                 2/12/93          10,000        $ 0.80000          2/11/98       $ 2.50000
                 2/12/93          40,000        $ 3.00000          1/31/97       $ 2.50000
                10/21/93          14,285        $ 1.75000         10/20/00       $ 1.75000
                12/30/93         100,000        $ 0.25000          3/15/99       $ 1.62500          1/28/95
                 3/15/94         100,000        $ 0.20000          3/15/99       $ 1.50000           2/9/95
                 5/10/94          50,000        $ 1.00000          5/10/99       $ 1.25000
                                  ------        ---------                        ---------
Total/average
at 9/30/94                     3,069,405        $ 3.66058                        $ 2.84511
                               =========        =========                        =========

         Warrant balances as of September 30, 1995, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                                PRICE OF
                                                               DATE OF           COMMON
                               NUMBER OF      WARRANT          WARRANT       STOCK ON DATE        DATE OF
           DATE OF GRANT       WARRANTS    EXERCISE PRICE     EXPIRATION        OF GRANT          EXERCISE

               2/92-7/92         112,500        $ 0.80000          5 Years      $  2.50000
                  2/1/92           2,620        $ 0.68700          1/21/97       $ 2.50000
                 7/31/92       2,400,000        $ 4.00000          7/30/97       $ 3.00000
                 7/31/92         240,000        $ 5.40000          7/30/97       $ 3.00000
                 2/12/93          10,000        $ 0.80000          2/11/98       $ 2.50000
                 2/12/93          40,000        $ 3.00000          1/31/97       $ 2.50000
                10/21/93          14,285        $ 1.75000         10/20/00       $ 1.75000
                 5/10/94          50,000        $ 1.00000          5/10/99       $ 1.25000
                11/30/94          60,000        $ 1.00000         11/99/99       $ 1.56250
                12/19/94          75,740        $ 1.95000         12/15/99       $ 1.75000
                  3/1/95          60,000        $ 1.00000          2/28/00       $ 1.75000
                 3/23/95          50,000        $ 0.25000          3/23/01       $ 1.25000
                 3/23/95          50,000        $ 0.25000          3/23/02       $ 1.25000
                 6/23/95          25,000        $ 1.63000          6/23/01       $ 1.62500
                 6/23/95          25,000        $ 1.63000          6/23/02       $ 1.62500
                 6/24/95         250,000        $ 1.79000          6/23/00       $ 1.62500
                 9/12/95         295,455        $ 6.00000          9/11/00       $ 5.03125
                 9/12/95         147,727        $ 6.00000          9/11/00       $ 5.03125
                 9/12/95         162,500        $ 6.00000          9/11/00       $ 5.03125
                 9/15/95         352,000        $ 6.00000          9/11/00       $ 5.43750
                                 -------        ---------                        ---------
Total/average
at 9/30/95                     4,422,827        $ 4.01521                        $ 3.23898
                               =========       ==========                        =========


Common Stock:

         The Company sold 1,600,000 shares of its common stock in an initial public offering on July 31, 1992. The shares were part of 800,000 units priced at $7.50 per unit, the units also including five-year warrants to purchase shares of common stock.

         In March 1994 the Company sold 70,000 shares of common stock for $50,000 and issued a five-year warrant to purchase 100,000 shares at a price of $0.20 per share. This warrant was exercised in February 1995.

         In June 1994 the Company issued 387,989 shares of common stock to three creditors in settlement of liabilities of $387,989. Of these shares, 119,501 may be redeemed by the Company at $1.25 per share through June 1998. The remaining 268,488 shares are subject to redemption at a price to be negotiated.

         On December 12, 1994 the Company issued a 5% Convertible Note due December 31, 1997 in the aggregate principal amount of $800,000. The note was convertible into common stock at a discount to market, with $400,000 convertible beginning on January 26, 1995 and $400,000 beginning on February 26, 1995. The entire principal amount was converted to 1,231,030 shares of common stock during January and February 1995. Warrants to purchase 75,740 shares of common stock at a price of $1.95 were issued in connection with this financing.

         During fiscal year 1995 the Company converted $57,500 owed to two consultants and other debt of $27,289 into 84,789 shares of common stock. Also during 1995, The Company issued 82,074 shares of common stock to employees and a consultant as additional compensation (valued at $90,173).

         In February 1995 the Company received $20,000 upon the exercise of a warrant to purchase 100,000 shares of Common Stock at $0.20 a share. In March 1995 the Company received $25,000 upon the exercise of a warrant to purchase 100,000 shares of common stock at $0.25 a share.

         In March and May 1995 the Company borrowed $410,000 from two individuals. These notes were subject to a conversion agreement into 465,909 shares of common stock in July 1995, which was later rescinded together with a rescission of warrants to purchase 246,000 shares of common stock at a price of $0.25 per share, in exchange for extending the notes.

         On September 1, 1995, the Company agreed to a private placement of $1,056,000 in exchange for common stock to be sold to an uncle of the Company's chairman at a price of $3.00 per share. The closing price of the common stock was 3 3/4 on that day. In December 1995 the purchase agreement was renegotiated to $5.00 a share for a total of 211,200 common shares to be issued. In connection with this transaction, the Company issued 352,000 five-year warrants to purchase common stock at $6.00 a share. Of the total purchase commitment, $176,000 consisted of a two-year note (shown as a reduction of stockholders' equity) and the balance was paid in cash. A portion of the cash ($360,000) was not received until October 3, 1995 and is shown in the consolidated balance sheet as a subscription receivable at September 30, 1995.

7.  STOCK OPTIONS

         A total of 550,000 shares of common stock are reserved for issuance upon the exercise of options to be granted pursuant to the Company's 1991 Stock Option Plan. Options may be granted to officers, directors and employees. Transactions in the plan are summarized below:

                                                          Options
                                                         Available          Options          Price
                                                         for Grant        Outstanding      Per Share
                                                         ---------        -----------      ---------

     Outstanding at September 30, 1992                    174,000            26,000              $2.52
         Granted                                         (146,600)          146,000        $2.25-$2.75
         Canceled                                          42,000           (42,000)       $2.25-$2.75
         Authorized                                       350,000              --
                                                         --------          --------
     Outstanding at September 30, 1993                    419,400           130,600        $2.25-$2.63
         Granted                                          (89,000)           89,000        $0.63-$2.26
         Canceled                                         122,800          (122,800)       $1.52-$2.52
                                                         --------          --------
     Outstanding at September 30, 1994                    453,200            96,800        $0.63-$2.52
         Granted                                         (245,249)          245,249        $1.50-$1.88
         Canceled                                         108,800          (108,800)       $1.50-$2.52
                                                         --------          --------
     Outstanding at September 30, 1995                    290,751           233,249        $0.63-$2.50

         In addition to these options granted pursuant to the 1991 Stock Option Plan, options to purchase 30,000 shares of common stock at $2.29 per share are outstanding. These options are currently exercisable and expire in September 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       NAME                        AGE     POSITION

Gloria C. L. Ma, Ph.D.             47      Chairman and Chief Executive Officer

Lawrence D. Cercone, Ph.D.         51      Vice President of Engineering

Gregory P. Hanson, CMA             49      Chief Financial Officer

Andrew J. Lampe                    63      Director of Marketing and Sales

William J. Dale                    62      Director of the Company

Walter Geer                        46      Director of the Company

         DR. MA is co-founder of the Company and served as President or Chairman from its inception in 1985 to September 1991, Executive Vice President from September 1991 to July 1994, and thereafter as Chairman. She resumed the position of Chief Executive Officer in April 1995. Before founding the Company, Dr. Ma was President of Zealot & Company, Ltd., a privately held investment company in Hong Kong. She received undergraduate and masters degrees in genetics from McGill University (Montreal) and a Ph.D. degree in molecular biology from the University of California, San Diego. Dr. Ma is a member of the Board of Overseers to the Chancellor of the University of California, San Diego, and the San Diego Technology Council, appointed by San Diego Mayor, Susan Golding.

         DR. CERCONE was appointed Vice President of Engineering in August 1994. For the prior five years he has been an adjunct professor at the University of Wyoming. Prior to 1989 Dr. Cercone owned an engineering firm specializing in the design and manufacture of composite machinery and was employed by Ciba Composite, Celanese Corp. and Stauffer Chemical. Dr. Cercone has a Ph.D. in Chemical Engineering from Massachusetts Institute of Technology.

         MR. HANSON was appointed Vice President and Chief Financial Officer
(CFO) of the Company in October 1995. From May 1993 to September 1995, Mr. Hanson held a number of financial positions with Titan Information Systems Corporation, a diversified telecommunications company, including acting CFO. From January 1992 to May 1993, Mr. Hanson served at CFO of Onsite Energy, an energy service and finance company. From February 1990 to December 1991, Mr. Hanson was CFO for Catrel USA, a waste resource recovery company. Prior to 1989 he held management positions with Ford Motor Company and Solar Turbines Incorporated (a Caterpillar subsidiary). Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

         MR. LAMPE has served as Director of Marketing and Sales since February 1, 1996. From October 1994 to January 1996, Mr. Lampe served as an independent transportation and marketing consultant. From February 1992 to October 1994, Mr. Lampe was Director of Government Relations for Amtech Systems Corporation. From November 1972 to January 1992, Mr. Lampe served as Manager of Government Relations of the Traffic Control Materials Division of 3M Company. In his positions with Amtech and 3M Company, he was responsible for representing his employer's new products and technologies in the highway safety industry before government agencies and other regulatory bodies, and working with those agencies in developing policies, regulations and standards for the implementation of the new products and applications.

         MR. DALE is President of Silverado Capital, Inc., a San Diego-based company engaged in arranging the exchange of international currencies and in the international marketing of biorational plant growth enhancers. From 1980 to 1989, Mr. Dale was a partner in a San Diego law firm dealing with corporate and securities law matters. Prior to that, he was a sole practitioner for two years and for eight years was general counsel for an agricultural management company. Mr. Dale received a B.A. degree in Economics from Allegheny College and an LL.B. degree from the University of Pennsylvania.

         MR. GEER is a co-founder and President of Greymar Development, LLC, a full-service residential real estate development company, and President of North County Homes, a developer of a master planned community of automated housing. Mr. Geer has over 25 years of building industry and construction experience, working with both public and private sector organizations, particularly in the field of introducing new and non-traditional building and construction technologies. He has served as a consultant, speaker or expert witness to the California State Senate, the United States Congress, the Harvard Joint Center for Housing, the U.S./Mexico Border Trade Alliance, the American Institute of Architects, the National Association of Home Builders, the State Senate of Hawaii, the European Reconstruction Bank, and numerous local and regional building departments and universities. Mr. Geer received a Bachelor of Architecture degree from California Polytechnic at San Luis Obispo, California.

             All directors serve for a term of one year and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, officers and each beneficial owner of more than 10% of the Common Stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports periodically disclosing their transactions in the Company's securities. Based on a review of such reports, the Company has noted that Form 4 and/or Form 5 was not filed on the specified due dates by Dr. Ma, Law Biu Biu, William Dale, Walter Geer, and Lawrence Cercone.

ITEM 10.   EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         Directors who are employees are not compensated for their services. Non-employee directors are compensated for their services as directors in the form of options to purchase Common Stock of the Company under the 1991 Stock Option Plan (the "Plan"). Directors who are not full-time employees of the Company will, automatically and without action by the Board or Committee, be granted under the Plan, for each year of service as a director, a five-year option to purchase 4,000 shares of Stock, in addition to any other compensation payable (including other stock options which may be granted) to directors for their services. Such options under the Plan are granted annually beginning on the date a person becomes an outside director. Each such option becomes exercisable one year after the date of grant, subject to continuing service as a director. Options granted pursuant to being a director are exercisable only during the time the person remains a director or within one year thereafter. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings or other Company business.

         Non-employee directors may be paid consulting fees for special consultation concerning corporate development matters. On March 23, 1995, Mr. Dale received warrants to purchase up to 100,000 shares of common stock at a price of $0.25 per share as a separate inducement in connection with his performance of services to the Company as an outside consultant and were valued at $100,000. One-half of Mr. Dale's warrants vest on March 23, 1996 and the balance vest on March 23, 1997. On June 23, 1995, Mr. Geer received warrants to purchase up to 50,000 shares of common stock at a price of $1.63 per share as a matter of separate inducement to serve on the Board of Directors of the Company. One-half of Mr. Geer's warrants vest on June 24, 1996, and the balance vest on June 24, 1997. Mr. Geer's exercise price was slightly above market price.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table shows for the fiscal years ended September 30, 1995, 1994, and 1993, certain compensation paid by the Company, including salary, bonuses, stock options, and certain other compensation, to its past President and Chief Executive Officer, Paul W. Pendorf and its current Chairman and CEO, Dr. Gloria C.L. Ma.. No other executive officer received cash compensation in excess of $100,000 in any such year.

                           SUMMARY COMPENSATION TABLE


                                                                                                LONG-TERM
                                               ANNUAL COMPENSATION                         COMPENSATION AWARDS
                                   -------------------------------------------      -------------------------------------
                                                      COMPEN-                       RESTRICTED      OPTIONS     ALL OTHER
NAME AND                                              SATION                          STOCKS        GRANTED      COMPEN-
PRINCIPAL POSITION      YEAR       SALARY(1)          BONUS           OTHER(2)      (# SHARES)     (# SHARES)    SATION
- ------------------      ----       ---------          -----           --------      ----------     ----------   ---------

Gloria Ma                1995       $110,250        $ 52,780(3)       $  2,667         55,000        349,249       --
(Chairman & CEO)         1994         94,500            --                --             --             --         --
                         1993         94,500           5,000              --             --           18,000       --

Paul W. Pendorf(4)       1995       $ 77,564(5)     $   --            $  2,667           --             --         --
(Past President)         1994        119,400            --               --(6)           --             --         --
                         1993        126,000            --                --             --           24,000       --








- -----------------------------
(1) Salary includes deferred compensation in the year earned for each of the named executive officers.
(2) Dr. Ma and Mr. Pendorf each received $2,667 from the Company in fiscal year 1995 for certain personal guarantees made on behalf of the Company.
(3) The amount for Dr. Ma reflects the value of 55,000 shares of restricted Common Stock given throughout fiscal year 1995.
(4) Mr. Pendorf resigned as the Company's President and Chief Executive Officer on March 25, 1995.
(5) Mr. Pendorf's compensation in fiscal year 1995 includes $63,000 in severance pay from the Company.
(6) In July 1994 the Company's Board of Directors granted to Mr. Pendorf the right to dispose of a due diligence package, including contracts, appraisals and environmental studies, on a proposed acquisition target. Upon such disposal, Mr. Pendorf was to receive a commission of one third of the price obtained, up to a maximum of $100,000. Mr. Pendorf received $100,000 in fiscal year 1996 as part of a settlement agreement related to this matter.

         On June 23, 1995, in recognition for Dr. Ma's efforts in completing the management reorganization, in fund-raising activities, in winning government research grants and for successfully completing the seismic testing programs, the Company granted Dr. Ma 50,000 shares of Common Stock and a five-year warrant to purchase a total of 250,000 shares of Common Stock at an exercise price of $1.79 per share (closing price on June 23, 1995 plus 10%). Also on June 23, 1995 Dr. Ma received an option to purchase 99,249 shares of Common Stock at a price of $1.79 per share under the 1991 Stock Option Plan, as amended February 5, 1994. Options she received under the 1991 Stock Option Plan vest at a rate of 25% per year beginning with the first 25% vesting on July 3, 1996. On March 3, 1995 Dr. Ma received 5,000 shares of Common Stock following the successful completion of the field demonstration of the Robo-Wrapper(TM) on the Santa Monica viaduct in Los Angeles.

         The following table sets forth information concerning various options held at September 30, 1995. No stock options were exercised by any executive officer in fiscal 1995.

AGGREGATED OPTION VALUES AT 1995 FISCAL YEAR END

                                                                                    VALUE OF
                                                                                   UNEXERCISED
                                                        NUMBER OF                 IN-THE-MONEY
                                                   UNEXERCISED OPTIONS          OPTIONS AT FISCAL
                                                    AT FISCAL YEAR-END            YEAR-END (A)
                                                    ------------------            ------------
                                                       EXERCISABLE/               EXERCISABLE/
NAME                                                  UNEXERCISABLE               UNEXERCISABLE
                                                      -------------               -------------

Gloria Ma                                            291,751/108,249            $749,645/$280,199


(A) Based upon the closing market price of the Company's Common Stock as reported on NASDAQ on January 31, 1996.

EMPLOYMENT CONTRACTS

      The Company has employment agreements with each of its executive management team. Dr. Ma's employment agreement has been in effect since September 1, 1991, and is terminable by vote of a majority of the board of directors or by Dr. Ma upon three month's notice. Her agreement contains provisions that prohibit competition with the Company for a period of two years after the termination of employment. The employment agreement is terminated in the event of the officer's death or disability and may be terminated for cause. One-year employment agreements are also in place for Dr. Lawrence D. Cercone and Gregory P. Hanson and require two-month's notice if there is voluntary termination by either employee.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of January 31, 1996, certain information regarding the beneficial ownership of Common Stock by each person known to the Company to own more than five percent of the outstanding Common Stock, each director of the Company, and all directors and executive officers as a group:

                                              AMOUNT AND
                                         NATURE OF BENEFICIAL          PERCENT
NAME AND ADDRESS                             OWNERSHIP(7)              OF CLASS

Directors, Nominees and Officers:

Dr. Gloria C. L. Ma                           933,651(8)                 14.5%
4619 Viewridge Avenue
San Diego, CA 92123

William J. Dale                                60,558(9)                   *
1150 Joshua Way
Vista, CA 92083

Walter Geer                                      --                        *
5070 North 40th Street, Suite 120
Phoenix, AZ 85018

All officers and directors                  1,002,179(10)                15.4%
as a group (5 persons)

Other 5% Beneficial Owners:

Law Biu Biu                                 1,289,161(11)                21.0%
171 Prince Edward Road, Suite 204
Kowloon, Hong Kong

Tung Bik Lin                                  443,182(12)                 6.7%
Apartment 2D
29 Conduit Road, Hong Kong

* Represents holdings of less than one percent




- -----------------------------
(7) Except for Dr. Ma, who beneficially owns 14.7%, no current director beneficially owns more than 1% of the Company's outstanding shares.
(8) Includes 291,751 shares which Dr. Ma has the right to acquire within 60 days of February 26, 1996, through the exercise of options. Dr. Ma is the niece of Law Biu Biu.
(9) Includes 54,000 shares which Mr. Dale has the right to acquire within 60 days of February 26, 1996, through the exercise of options.
(10) Includes an aggregate of 345,751 shares which the directors and executive officers have the right to acquire within 60 days of February 26, 1996, through the exercise of options.
(11)   Law Biu Biu is the uncle of Dr. Ma.
(12) Represents an aggregate of 443,182 shares which Tung Bik Lin has the right to acquire within 60 days of February 26, 1996, through the exercise of options.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             In May 1994, the Company sold to the brother of Dr. Gloria Ma, Chairman and Chief Executive Officer of the Company, in a private transaction 4,500 shares of Series A Preferred Stock in exchange for the assignment of a non-recourse promissory note made by Dr. Ma in the principal amount of $450,000, plus $198,750 of accrued interest, secured by a second deed of trust on real property. The nonrecourse promissory note has an interest rate of 10% per annum and is due in January 1999, including accrued interest. Each preferred share has a liquidation preference of $100, is redeemable at the Company's option at a price of $120 per share, and is convertible at the option of the holder into 80 shares of the Company's Common Stock. (See also Note 6 to the Financial Statements, Shareholders' Equity, Preferred Stock.)

             In July 1994, the Board of Directors granted to the then president of the Company, the right to dispose of the asset "deferred acquisition expenses" (consisting of a due diligence package, including contracts, appraisals and environmental studies on a targeted company representing in excess of $1,000,000 expended by the Company). Upon any such disposal, the individual was to receive a commission of one-third of the price obtained, up to a maximum amount of $100,000. In September 1995, the owner of the target company announced a pending sale to another party. The Company and its former president filed suit claiming breach of contract and breach of fiduciary relationship by the purchaser. Pursuant to a settlement agreement reached in October 1995, the Company received a cash payment of $1,300,000 (net of legal fees). In addition, the Company will receive annual payments of up to $250,000 for six years pursuant to a consulting contract between the target and the Company. The target company also agreed to offer a five-year material supply contract and to provide product and/or technical services (for research and development, materials testing, etc.). As part of the litigation settlement the former executive received $100,000.

             On September 1, 1995, the Company agreed to sell 352,000 shares of restricted Common Stock to an uncle of Dr. Ma in consideration of $1,056,000 ($3.00 per share). The last sale price of the Common Stock quoted on the NASDAQ Small Cap Market on that day was $3.75. In December 1995, the purchase agreement was renegotiated to provide for the Company's sale of a total of 211,200 shares of restricted Common Stock at $5.00 per share, plus a five year Warrant to purchase 352,000 shares of restricted common stock at $6.00 a share. Of the total purchase commitment, $176,000 consisted of a two-year note (shown as a reduction of shareholders' equity) and the balance was paid in cash.

             The Company has in the past conducted, and intends in the future to conduct, all related party transactions involving the Company on terms no less favorable than could be obtained from unaffiliated parties and approved by the majority of the independent and disinterested members of the Company's board of directors. In addition, any loans by the Company to officers, directors, shareholders or affiliates will be approved by a majority of the independent and disinterested directors.

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)   Index to Financial Statements

                                                                                    Page
                                                                                    ----

         Report of Independent Auditors                                             11

         Consolidated Balance Sheets at September 30, 1995 and 1994                 12

         Consolidated Statements of Operations for the years ended                  13
         September 30, 1995, 1994 and 1993

         Consolidated Statements of Stockholders' Equity for the                    14
         three years ended September 30, 1995

         Consolidated Statements of Cash Flows for the years ended                  15
         September 30, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements                                 16-23

(a)(2)   Exhibits

         The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                            XXSYS TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

                                  (Item 13(a))

Exhibit
Number                     Description
- ------                     -----------

3.1    (1)      Restated Articles of Incorporation.
3.1.1  (3)      Certificate of Amendment to Articles of Incorporation.
3.2    (1)      Restated Bylaws.
4.0    (4)      Certificate of Determination for Registrant's Series A Preferred Stock.
10.1   (1)      Employment Agreement dated September 7, 1991 between Registrant and Gloria C.L. Ma.
10.2            Lease Agreement dated October 26, 1995 between Registrant and Viewridge Business Park.
10.3   (1)      Form of Indemnification Agreement between Registrant and its officers and directors.
10.4            1991 Stock Option Plan dated December 14, 1991, as amended.
10.5   (2)      Warrant dated August 12, 1992 issued to H. J. Meyers & Co., Inc.
10.6   (2)      Stock  Escrow  Agreement  among  Registrant,  American  Stock  Transfer  and Trust  Company and
                certain stockholders of Registrant.
10.7   (2)      Agreement  between  certain of  Registrant's  stockholders  and H. J. Meyers & Co.,  Inc.  with respect to transferability of shares.
10.8   (2)      Letter  agreement  between  Registrant  and H. J. Meyers & Co., Inc.  pertaining to mergers and acquisitions.
10.9   (1)      Form of Warrant issued in 1992 bridge financing.
10.10  (3)      Memorandum  of  Understanding  dated  February  12,  1993  among the  members  of the  Advanced
                Composite Technology Transfer (ACTT) Consortium.
10.11  (3)      Cooperation  Agreement  dated July 21,  1993 among  Composite  Retrofit  Corporation,  Hercules
                Incorporated, FCI Constructors, and Ciba Composites Division, Ciba-Geigy Corporation.
10.12  (5)      Warrant Agreement dated December 30, 1993 between the Company and Mr. S. Georgiev.
10.13  (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.14  (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $20,000.
10.15  (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $10,000.
10.16  (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.17  (6)      Form of Warrant Agreement issued to holders of Registrant's Promissory Note dated May 10,
                1994.
10.18  (7)      Registrant's  November 30, 1994 Amendment to Note and Warrant  Agreement dated May 10, 1994, in the amount of $35,000.
10.19  (7)      Registrant's  November 30, 1994 Amendment to Note and Warrant  Agreement dated May 10, 1994, in the amount of $20,000.
10.20  (7)      Registrant's  November 30, 1994 Amendment to Note and Warrant  Agreement dated May 10, 1994, in the amount of $10,000.
10.21  (7)      Registrant's  November 30, 1994 Amendment to Note and Warrant  Agreement dated May 10, 1994, in the amount of $35,000.
10.22  (7)      Form of  Warrant  Agreement  issued  to  holders  of  Registrant's  Promissory  Notes,  Amended
                November  30, 1994.
10.23  (7)      Letter Agreement between Company and Steven Georgiev dated January 4, 1995.
10.24  (8)      Agreement  regarding  separation  of  employment  of Paul W.  Pendorf and William J.  Timmerman dated March 25, 1995.
10.25  (9)      Registrant's  Promissory  Note dated  March 25,  1995 in the  amount of  $200,000  and  related
                Warrant Agreement.
10.26  (9)      Registrant's  Promissory  Note dated  March 26,  1995 in the  amount of  $100,000  and  related
                Warrant Agreement.
10.27  (9)      Registrant's  Promissory  Note dated May 10, 1995 in the amount of $110,000 and related Warrant
                Agreement.
10.28  (10)     Registrant's  Promissory  Note dated July 28, 1995 in the amount of $93,000 and related Warrant
                Agreement.

Exhibit
Number                     Description
- ------                     -----------

10.29 (10)      Registrant's  Promissory  Note  in the  amount  of  $247,202,  effective  September  12,  1995, together with related  Warrant  Agreement and rescission of agreement to accept common stock in lieu of loan.
10.30 (10)      Registrant's  Promissory  Note  in the  amount  of  $123,601,  effective  September  12,  1995, together with related  Warrant  Agreement and rescission of agreement to accept common stock in lieu of loan.
10.31 (10)      Registrant's  Promissory  Note  in the  amount  of  $131,749,  effective  September  12,  1995, together with related  Warrant  Agreement and rescission of agreement to accept common stock in lieu of loan.
10.32 (10)      Private  placement of restricted  common stock in the amount of $1,056,000 and related  warrant agreement.

Notes:

  (1) Incorporated by reference to Form S-1 dated July 16, 1992, File No. 33-47018.
  (2) Incorporated by reference to Form 10-K for the year ended September 30, 1992.
  (3) Incorporated by reference to Form 10-K for the year ended September 30, 1993.
  (4)    Incorporated by reference to Form 8-K dated May 12, 1994.
  (5) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1993.
  (6) Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1994.
  (7) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1994.
  (8)    Incorporated by reference to Form 8-K dated April 10, 1995.
  (9) Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1995.

  (10) Incorporated by reference to the original Form 10-KSB for the year ended September 30, 1995, filed on January 15, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XXSYS TECHNOLOGIES, INC.

June 18, 1996                          By: /s/    Gloria C. L. Ma
                                           -------------------------------
                                                  Gloria C. L. Ma
                                           Chairman and Chief Executive Officer


                                       By: /s/    Gregory P. Hanson
                                           -------------------------------
                                                  Gregory P. Hanson
                                               Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                               Title                            Date
     ---------                               -----                            ----

 /s/   Gloria C. L. Ma                Chairman, Chief Executive            June 18, 1996
- ------------------------------        Officer and Director
       Gloria C. L. Ma


/s/    Gregory P. Hanson              Chief Financial Officer              June 18, 1996
- ------------------------------
       Gregory P. Hanson

/s/    Walter Geer                    Director                             June 18, 1996
- ------------------------------
       Walter Geer

                                      Director
- ------------------------------
       William J. Dale