Form 10QSB/A
period 1995-12-31
XXSYS TECHNOLOGIES INC /CA
filed 1996-07-15
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         -------------------------------

                For the quarterly period ended December 31, 1995


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- -- 6,149,057 shares outstanding on February 13, 1996.

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

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             DECEMBER 31,      SEPTEMBER 30,
ASSETS                                                           1995              1995
                                                             ------------      ------------
Current Assets:
    Cash and cash equivalents                                $    884,542      $    148,562
    Accounts receivable                                           176,743            46,623
    Stock subscription receivable                                    --             380,000
    Inventory                                                        --                --
    Prepaid expenses and other                                     79,089            53,600
                                                             ------------      ------------
          Total current assets                                  1,140,374           628,785

Machinery, equipment and furniture, net of
   accumulated depreciation of  $365,434 and $ 207,211            571,648           439,047

Long-term note receivable                                         446,928           446,928

Deferred costs (Note 2)                                           192,500         1,102,181

Patents, net of amortization of $94,776 and $86,298                71,857            59,796
                                                             ------------      ------------
                                                             $  2,423,307      $  2,676,737
                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                            $    502,552      $    695,552
    Accounts payable                                              434,587           521,699
    Accrued liabilities                                           307,360            98,622
    Related party accrued expenses                                193,905           192,426
                                                             ------------      ------------
            Total current liabilities                           1,438,404         1,508,299

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                      450,000           450,000
    Common stock, no par value
        Shares authorized  -- 20,000,000;
        Issued and outstanding  -- 6,142,822 / 6,067,082       12,216,228        12,068,535
Accumulated deficit                                           (11,230,286)      (10,910,399)
Note receivable for preferred stock                              (275,039)         (263,698)
Note receivable for common stock                                 (176,000)         (176,000)
Deferred compensation                                                --                --
                                                             ------------      ------------
          Total stockholders' equity                              984,903         1,168,438
                                                             ------------      ------------
                                                             $  2,423,307      $  2,676,737
                                                             ============      ============

                             See accompanying notes.

                           XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                     1995              1994
                                                  -----------       -----------
Revenues:
    Sales                                         $      --         $      --
    Contract revenues                                 188,000           118,713
                                                  -----------       -----------
         Total revenues                               188,000           118,713

Operating expenses:
    Cost of equipment                                    --                --
    Cost of services                                  124,302             1,632
    Selling, general and administrative               513,100           206,765
    Research and development                             --              14,193
                                                  -----------       -----------
         Total operating expenses                     637,402           222,590

Operating loss                                       (449,402)         (103,877)

Interest income                                        27,253            12,239
Other income (6)                                      122,820              --
Interest expense                                      (20,558)          (18,679)
                                                  -----------       -----------
Net loss                                          $  (319,887)      $  (110,317)
                                                  ===========       ===========
Net loss per share                                $      (.05)      $      (.03)
                                                  ===========       ===========
Weighted average number of shares
outstanding                                         6,077,784         4,267,898
                                                  ===========       ===========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         THREE MONTHS ENDED DECEMBER 31,
                                                              1995             1994
                                                           -----------      ---------
Cash flows from operating activities:
    Net loss                                               $  (319,887)     $(110,317)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                           33,902         28,293
        Non-cash compensation                                     --           10,000
        Accrued interest income                                (11,341)       (11,343)
        Changes in assets and liabilities:
            Investments                                           --             --
            Accounts receivable                               (130,120)         3,896
            Inventories                                           --             --
            Prepaid expenses and other                         (25,489)           672
            Accounts payable                                   (87,112)       (56,523)
            Accrued liabilities                                 58,738         56,999
            Related party accrued expenses                       1,479          5,992
                                                           -----------      ---------
                 Net cash used in operating activities        (479,830)       (72,331)

Cash flows from investing activities:
    Purchase of machinery and equipment                       (158,685)       (66,610)
    Deferred acquisition costs                               1,102,181         (1,991)
    Other assets                                               (19,879)       (74,101)
                                                           -----------      ---------
         Net cash used in investing activities                 923,617       (142,702)

Cash flows from financing activities:
    Sale of common stock                                       380,000           --
    Warrant redemption costs                                   (42,500)          --
    Exercise of warrants                                       147,693           --
    Issuance of convertible notes                                 --          800,000
    Issuance of other notes payable                               --             --
    Repayment of notes payable                                (193,000)          --
    Payments of related party debt                                --
                                                           -----------      ---------
        Net cash from financing activities                     292,193        800,000
Net increase (decrease) in cash                                735,980        584,967
Cash and cash equivalents -- beginning of period               148,562          8,722
                                                           -----------      ---------
Cash and cash equivalents at end of period                 $   884,542      $ 593,689
                                                           ===========      =========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1995, contained in the Company's Form 10-K. The results of operations for the three-month period ended December 31, 1995, are not necessarily indicative of results for the entire year.

2. DEFERRED COSTS

         Costs incurred in the first quarter ended December 31, 1995, are in connection with a planned redemption of warrants and have been deferred. If the warrant redemption is completed, these costs will be accounted for as part of the cost of the redemption. Otherwise, they will be charged to expense in the period the warrant redemption activity is terminated.

         Costs incurred for the period ended September 30, 1995, were in connection with a proposed acquisition, which was terminated subsequent to September 30, 1995. The Company received a cash settlement when it released certain parties to a lawsuit filed by the Company in October 1995 related to this matter. (See Note 6, Other Income.)

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

         Notes payable at December 31, 1995 totaling $502,552 represent extensions and additions to loans that were in existence from two parties prior to October 1, 1995. The interest rate on loans outstanding at December 31, 1995, is at 10% per year. These notes payable are due on October 11, 1996, or upon the Company receiving no less than $2 million from any equity offering, whichever occurs sooner. Based on management's current plans for repayment, these new notes are recorded as short term liabilities.

4. COMMITMENTS

         At December 31, 1995, the Company had a commitment to purchase a column wrapping machine at a cost of approximately $312,000, of which $210,413 had been paid.

5. STOCKHOLDERS' EQUITY

Common Stock:

         On December 27, 1995, the Company received $147,693 upon the exercise of a warrant to purchase 75,740 restricted shares of common stock at $1.95 per share.

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

6. OTHER INCOME

         Other income of $122,820 represents the net effect of the Company's settlement of a lawsuit in which it claimed breach of contract and breach of fiduciary relationship against third parties who interfered with Company's efforts to acquire a composite materials company (the "target company"). As part of the settlement, the Company received a cash payment of $1,300,000, which has been offset against the Company's cost of acquisition, including legal fees, appraisal, environmental studies and other due diligence costs and estimated charges for future costs totaling $1,177,180.

         In November 1995 a claim for fees in connection with the Company's attempted acquisition of the target company was placed against the Company by its previous investment banker, H. J. Meyers & Co., Inc. ("HJM") (formerly Thomas James Associates, Inc.). HJM claims that the Company's aforementioned settlement with the purchaser of the target company qualifies as a "Transaction" under the terms of the Company's earlier investment banking agreement with HJM, and that HJM is entitled to an investment banking fee. HJM is seeking $400,000 as its share of the Company's settlement and is willing to waive its right of first refusal to be the Underwriter of a warrant redemption as a part of that settlement amount. The Company denies the settlement with purchaser represents a Transaction and is disputing HJM's claim. Further, the Company plans to go forward with the warrant redemption as planned, but without an Underwriter (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS

First Quarter of 1996 Compared to First Quarter of 1995

         Revenues of $188,000 were recorded in the quarter ended December 31, 1995, the first quarter of the Company's 1995 fiscal year, representing an increase of $69,287, or 58%, over the first quarter of fiscal 1994. The increase in revenues was due principally to billings under government contracts which fund the validation and resting of the Robo-Wrapper(TM) technology.

         Total operating expenses of $637,402 in the first quarter 1996 increased by $414,812, or 186%, over the first quarter of fiscal 1995. The cost of services of $124,302 represented 66% of contract revenues in the first quarter 1996. Research and development efforts for the first quarter 1996 were all part of billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses increased by $ 306,335, or 148%, to $513,100, as the result of higher staffing levels and travel activity.

         Interest income during the first quarter increased to $27,253, compared to $12,239 in the prior year's first quarter, as a result of a higher level of cash available for investment and accrued interest on the long term note receivable. Other income was the result of a settlement of a lawsuit (see Note 6, Other Income).

         The net loss for the first quarter of fiscal 1996 of $319,887 represents an increase of $209,570, or 190%, over the net loss of $110,317 in the first quarter of 1995. On a per share basis, the net loss was $0.05 in the first quarter 1996, compared to $0.03 in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES--PLANNED WARRANT REDEMPTION

         On January 16, 1996, the Company announced that it plans to call for redemption of its publicly-traded common stock warrants ("Warrants"). The Company has a right to redeem the Warrants at $0.05 per Warrant. There are 1,600,000 Warrants issued and outstanding, each of which entitles the holder to purchase one share of common stock of the Company. The initial exercise price of the Warrants was $6.00 per share, however, the exercise price at the time of the call for redemption is expected to be closer to $4.00 per share after giving effect to certain adjustments pursuant to the anti-dilution provisions of the Warrants.

         The anti-dilution provision also affects the number of shares to be purchased at the lower price, such that each Warrant is expected to entitle the holder to purchase 1.50 shares of common stock (at $4.00 per share). The Company expects to formally call the Warrants for redemption in the early Spring of 1996, subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission for purposes of registering the shares of common stock issuable upon exercise of the Warrants.

         The redemption of the Warrants, and the sale of any shares of common stock issued upon the exercise of the Warrants, shall be made only by means of a prospectus made part of the registration statement to be filed with the Securities and Exchange Commission.

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

         None

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

                                          XXSYS TECHNOLOGIES, INC.

 July 9, 1996
                                          By: /s/ Gregory P. Hanson
                                                  Gregory P. Hanson
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)