Form 10QSB/A
period 1996-03-31
XXSYS TECHNOLOGIES INC /CA
filed 1996-07-15
CIK 885976

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- -- 6,149,057 shares outstanding on May 5, 1996.

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

                            XXSYS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               MARCH 31,         SEPTEMBER 30,
        ASSETS                                                                    1996               1995
                                                                                  ----               ----
        Current Assets:
            Cash and cash equivalents                                       $     198,517       $    148,562
            Cash in escrow   (Note 2)                                             175,000                  -
            Accounts receivable                                                   100,061             46,623
            Stock subscription receivable (Note 3)                                      -            380,000
            Inventory                                                                   -                  -
            Prepaid expenses and other                                             64,094             53,600
                                                                            -------------       ------------
                  Total current assets                                            537,672            628,785

        Machinery, equipment and furniture, net of
           accumulated depreciation of  $401,388 and $ 340,220                    756,989            439,047

        Long-term note receivable                                                 446,928            446,928

        Deferred costs   ( Note 4 )                                               192,500          1,102,181

        Patents, net of amortization of $102,154 and $ 86,298                      63,436             59,796
                                                                            -------------       ------------
                                                                            $   1,997,525       $  2,676,737
                                                                            =============       ============


        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
            Notes payable                                                   $     502,552       $    695,552
            Accounts payable                                                      442,943            521,699
            Accrued liabilities                                                   188,196             98,622
            Related party accrued expenses                                         86,405            192,426
                                                                            -------------       ------------
                    Total current liabilities                                   1,220,096          1,508,299

        Commitments and contingencies

        Stockholders' equity:
            Preferred stock, par value $100
                Shares authorized -- 2,000,000;
                Issued and outstanding -- 4,500
                (liquidation preference -- $450,000)                              450,000            450,000
            Common stock, no par value
                Shares authorized  --  20,000,000;
                Issued and outstanding  -- 6,149,057 / 6,067,082               12,360,285         12,068,535
        Warrants for services to be performed                                     (70,940)                 -
        Accumulated deficit                                                   (11,499,657)       (10,910,399)
        Note receivable for preferred stock                                      (286,259)          (263,698)
        Note receivable for common stock                                         (176,000)          (176,000)
        Deferred compensation                                                           -                  -
                                                                            -------------       ------------
                  Total stockholders' equity                                      777,429          1,168,438
                                                                            -------------       ------------
                                                                            $   1,997,525       $  2,676,737
                                                                            =============       ============


                            See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        MARCH 31,                               MARCH 31,
                                                    1996             1995                1996              1995
                                                    ----             ----                ----              ----
Revenues:
    Sales                                      $       --         $       --        $        --       $       --

    Contract revenues                             148,685            163,338            336,685          282,051
                                               ----------         ----------        -----------       ----------
         Total revenues                           148,685            163,338            336,685          282,051

Operating expenses:
    Cost of equipment                                  --                 --                 --               --
    Cost of services                               98,812             43,976            223,114           45,608
    Selling, general and administrative           541,310            636,004          1,054,410          842,769
    Research and development                       28,651             76,310             28,651           90,503
                                               ----------         ----------        -----------       ----------
         Total operating expenses                 668,773            756,290          1,306,175          978,880
                                               ----------         ----------        -----------       ----------
Operating loss                                  (520,088)           (592,952)          (969,490)        (696,829)

Interest income                                    17,731             13,216             44,984           25,455
Other income ( 8 )                                249,999                 --            372,819               --
Interest expense                                  (17,013)           (16,033)           (37,571)         (34,712)
                                               ----------         ----------        -----------       ----------

Net loss                                       $ (269,371)        $ (595,769)       $  (589,258)      $ (706,086)
                                               ==========         ==========        ===========       ==========

Net loss per share                             $     (.04)        $     (.11)       $      (.10)      $     (.15)
                                               ==========         ==========        ===========       ==========

Weighted average number of shares
outstanding                                     6,148,020          5,350,000         6,112,902         4,805,000
                                               ==========        ===========        ===========       ==========




                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            SIX MONTHS ENDED MARCH 31,

                                                                         1996                   1995
                                                                         ----                   ----
Cash flows from operating activities:
    Net loss                                                         $ (589,258)            $(706,086)
    Adjustments to reconcile net loss to cash                                                  79,851
        used in operating activities:
        Depreciation and amortization                                    77,024
        Non-cash compensation                                               143
        Accrued interest income                                         (22,561)
        Changes in assets and liabilities:
        Cash in escrow                                                 (175,000)
            Investments                                                       -
            Accounts receivable                                         (53,438)
            Inventories                                                       -
            Prepaid expenses and other                                  (10,494)
            Accounts payable                                            (78,756)
            Accrued liabilities                                           8,039
            Related party accrued expenses                             (106,021)
                                                                     ----------             ---------
                 Net cash used in operating activities                 (950,322)             (626,235)

Cash flows from investing activities:
    Purchase of machinery and equipment                                (379,110)             (124,470)
    Deferred acquisition costs                                        1,102,181                (1,991)
    Other assets                                                        (19,496)              (19,153)
                                                                     ----------             ---------
         Net cash used in investing activities                          703,575              (145,614)

Cash flows from financing activities:
    Sale of common stock                                                380,000                45,000
    Warrant redemption costs                                            (87,051)                    -
    Exercise of warrants                                                147,693                     -
    Issuance of warrants                                                 49,060                     -
    Issuance of convertible notes                                             -               800,000
    Issuance of other notes payable                                           -                     -
    Repayment of notes payable                                         (193,000)                    -
    Payments of related party debt                                            -                     -
                                                                     ----------             ---------
        Net cash from financing activities                              296,702               845,000

Net increase (decrease) in cash                                          49,955                73,151
Cash and cash equivalents -- beginning of period                        148,562                 8,722
                                                                     ----------             ---------

Cash and cash equivalents at end of period                           $  198,517             $  81,873
                                                                     ==========             =========


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

2. CASH IN ESCROW

                       Cash in escrow represents the Company's contractual share of payment of a consulting fee made part of a settlement of a lawsuit in 1995, net of legal fees (See also Note 7). The funds are held in escrow pending settlement of a dispute between the Company and its former president. All of the conditions of the payment of the funds from escrow to the Company have been satisfied, however, the escrow agent has declined to take further action without the withdrawal of the claim made by the former president, or a court order instructing the escrow agent to make payment to the Company. At the Company's request the escrow agent has filed an interpleader action with the appropriate court and based on the advice of counsel, the Company believes that the interpleader action will be heard and ruled on in favor of the Company within 180 days of the balance sheet date, at which time the funds will be released to the Company.

3.  STOCK SUBSCRIPTION RECEIVABLE

                The stock subscription receivable of $380,000 represents cash received by the Company in October 1995 as partial payment for stock purchased under a stock purchase agreement that the company signed on September 1, 1994. The stock subscription receivable is shown as a current asset because the amount was received prior to the issuance of these financial statements. Amounts still owed the Company as part of the September 1, 1995, agreement totaling $176,000 are reported as a contra-equity account titled , "Note receivable for common stock."


4.  DEFERRED COSTS

         Costs incurred in the first six months ended March 31, 1996, are in connection with a planned redemption of warrants and have been deferred. If the warrant redemption is completed, these costs will be accounted for as part of the cost of the redemption. Otherwise, they will be charged to expense in the period the warrant redemption activity is terminated.

5.  NOTES PAYABLE

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


6.  COMMITMENTS

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

7.  STOCKHOLDERS' EQUITY

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

7.  OTHER INCOME

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

         Total operating expenses of $668,773 in the Second Quarter 1996 decreased by $87,517 or 12%, under the Second Quarter of fiscal 1995. The cost of services of $98,812 represented 66% of contract revenues in the Second Quarter 1996. Most of the research and development efforts for the Second Quarter 1996 continued to fit primarily under billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses decreased by $ 94,694 or 15%, to $541,310, due to lower compensation expenses for outside services.

         Interest income during the Second Quarter increased to $17,731, compared to $13,216 in the prior year's Second Quarter, as a result of a higher level of cash available for investment and accrued interest on the long term note receivable.

         The net loss for the Second Quarter of fiscal 1996 of $269,371 represents a decrease of $326,398, or a 55% reduction, compared with the net loss of $595,769 in the Second Quarter of 1995. The lower net loss was primarily the result of other income (see Note 8). On a per share basis, the net loss was $0.04 in the Second Quarter 1996, which represents an improvement of $0.07 a share when compared to a loss of $0.11 in the Second Quarter of 1995.

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

         Total operating expenses of $1,306,175 in the first six months of fiscal 1996 increased by $327,295, or 33%, over the comparable period of fiscal 1995. The cost of services of $223,114 represented 66% of contract revenues in the first six months of fiscal 1996. Research and development efforts for the first six months of fiscal 1996 were funded primarily through billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses increased by $ 211,641, or 25%, to $1,054,410, as the result of higher staffing levels and travel activity in continuing support of marketing and commercialization of the Robo-Wrapper(TM) Technology.

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

         The net loss for the first six months of fiscal 1996 of $589,258, which represents a decrease of $116,828, or 17%, compared with the net loss of $706,086 in the first six months of 1995. On a per share basis, the net loss was $0.10 in the first six months of 1996, compared to a loss of $0.15 in the first six months of 1995. The reduction in loss per share of $0.05 is primarily the result of additional average number of shares outstanding compared with the comparable period in fiscal 1995.

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




                                      XXSYS TECHNOLOGIES, INC.

  July 9, 1996
                                      By: /s/ Gregory P. Hanson
                                          --------------------------------------
                                              Gregory P. Hanson
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)