Form 10QSB
period 1996-06-30
XXSYS TECHNOLOGIES INC /CA
filed 1996-08-19
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------
                  For the quarterly period ended June 30, 1996

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

        Yes X   No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- -- 6,297,977 shares outstanding on August 6, 1996.

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

                            XXSYS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                PROFORMA
                                                              JUNE 30,          JUNE 30,       SEPTEMBER 30,
                                                                1996             1996              1995
                                                              --------           ----            --------
ASSETS                                                                         (NOTE 7)
Current Assets:
    Cash and cash equivalents                              $     86,748      $    524,488     $    148,562
    Cash in escrow (Note 2)                                     175,000           175,000               --
    Accounts receivable                                         122,935           122,935           46,623
    Stock subscription receivable (Note 3)                           --                --          380,000
    Inventory                                                    20,438            20,438               --
    Prepaid expenses and other                                   92,926            92,926           53,600
                                                           ------------      ------------     ------------
          Total current assets                                  498,047           935,787          628,785

Machinery, equipment and furniture, net of accumulated
  depreciation of $439,852 and $340,220                         891,663           891,663          439,047

Long-term note receivable                                            --                --          446,928

Deferred costs (Note 4)                                         192,500                --        1,102,181

Patents, net of amortization of $102,154 and $86,298             61,710            61,710           59,796
                                                           ------------      ------------     ------------
                                                           $  1,643,920      $  1,889,160     $  2,676,737
                                                           ============      ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                          $    590,253      $     87,702     $    695,552
    Accounts payable                                            516,738           516,738          521,699
    Accrued liabilities                                         125,726            79,078           98,622
    Related party accrued expenses                                9,107             9,107          192,426
                                                           ------------      ------------     ------------
            Total current liabilities                         1,241,824           692,625        1,508,299

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                    450,000           450,000          450,000
    Common stock, no par value
        Shares authorized  --  20,000,000;
        Issued and outstanding  -- 6,286,805/6,067,082       12,606,087        13,400,526       12,068,535
Warrants for services to be performed                           (11,237)          (11,237)              --
Accumulated deficit                                         (12,157,925)      (12,157,925)     (10,910,399)
Note receivable for preferred stock                            (295,665)         (295,665)        (263,698)
Note receivable for common stock                               (189,164)         (189,164)        (176,000)
Deferred compensation                                                --                --               --
                                                           ------------      ------------     ------------
          Total stockholders' equity                            402,096         1,196,535        1,168,438
                                                           ------------      ------------     ------------
                                                           $  1,643,920      $  1,889,160     $  2,676,737
                                                           ============      ============     ============


                            See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                 1996              1995               1996               1995
                                              ----------        ----------        -----------        -----------
Revenues:
    Sales                                     $       --        $       --        $        --       $         --
    Contract revenues                            152,543            38,441            489,228            320,492
                                              ----------        ----------        -----------        -----------
         Total revenues                          152,543            38,441            489,228            320,492

Operating expenses:
    Cost of equipment                                 --                --                 --                 --
    Cost of services                              97,063            25,973            384,354             71,581
    Selling, general and administrative          703,229           445,523          1,693,461          1,288,292
    Research and development                      18,988            25,309             47,640            115,812
                                              ----------        ----------        -----------        -----------
         Total operating expenses                819,280           496,805          2,125,455          1,475,685
                                              ----------        ----------        -----------        -----------
Operating loss                                  (666,737)         (458,364)        (1,636,227)        (1,155,193)

Interest income                                   23,988            11,235             68,982             36,690
Other income                                          --                --            372,819                 --
Interest expense                                 (15,529)          (24,964)           (53,100)           (59,676)
                                              ----------        ----------        -----------        -----------
Net loss                                      $ (658,278)       $ (472,093)       $(1,247,526)       $(1,178,179)
                                              ==========        ==========        ===========        ===========
Net loss per share                            $     (.11)       $    (0.08)       $     (0.20)       $     (0.23)
                                              ==========        ==========        ===========        ===========
Weighted average number of shares
outstanding                                    6,212,181         5,774,000          6,145,995          5,128,000
                                              ==========        ==========        ===========        ===========




                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               NINE MONTHS ENDED JUNE 30,

                                                                1996               1995
                                                             -----------        -----------
Cash flows from operating activities:
    Net loss                                                 $(1,247,526)       $(1,178,179)
    Adjustments to reconcile net loss to cash                                       284,563
      used in operating activities:
        Depreciation and amortization                            124,848
        Non-cash employee compensation                               143
        Non-cash compensation for outside services               132,167
        Accrued interest income                                  (44,621)
        Changes in assets and liabilities:

            Cash in escrow                                      (175,000)
            Investments                                               --
            Accounts receivable                                  (76,312)
            Inventories                                          (20,438)
            Prepaid expenses and other                           (39,326)
            Accounts payable                                      (4,961)
            Accrued liabilities                                    9,325
            Related party accrued expenses                       109,129
                                                             -----------        -----------
                 Net cash used in operating activities        (1,232,572)          (893,616)

Cash flows from investing activities:
    Purchase of machinery and equipment                         (552,248)          (105,403)
    Deferred acquisition costs                                 1,102,181             (1,990)
    Other assets                                                 (27,130)             3,128
                                                             -----------        -----------
         Net cash used in investing activities                   522,803           (104,265)

Cash flows from financing activities:
    Sale of common stock                                         380,000             45,000
    Assignment of stock powers                                   239,002                 --
    Warrant redemption costs                                    (174,721)                --
    Exercise of warrants                                         154,493                 --
    Issuance of convertible notes                                     --            800,000
    Issuance of other notes payable                               91,340            410,000
    Repayment of notes payable                                  (196,639)          (190,700)
    Payments of related party debt                             __154,480                 --
                                                             -----------        -----------
        Net cash from financing activities                       647,955          1,064,300

Net increase (decrease) in cash                                  (61,814)            66,419
Cash and cash equivalents -- beginning of period                 148,562              8,722
                                                             -----------        -----------

Cash and cash equivalents at end of period                   $    86,748        $    75,141
                                                             ===========        ===========


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 30, 1995, contained in the Company's Form 10-KSB/A. The results of operations for the three-month and nine-month periods ended June 30, 1996, are not necessarily indicative of results for the entire year.

2.  CASH IN ESCROW

         Cash in escrow represents the Company's contractual share of payment of a consulting fee made part of a settlement of a lawsuit in 1995, net of legal fees. The funds are held in escrow pending settlement of a dispute between the Company and its former president. All of the conditions of the payment of the funds from escrow to the Company have been satisfied, however, the escrow agent has declined to take further action without the withdrawal of a claim made by the former president, or a court order instructing the escrow agent to make payment to the Company. At the Company's request the escrow agent has filed an interpleader action with the appropriate court for resolution.

3.  STOCK SUBSCRIPTION RECEIVABLE

         The stock subscription receivable of $380,000 represents cash received by the Company in October 1995 as partial payment for stock purchased under a stock purchase agreement that the company signed on September 1, 1995. The stock subscription receivable is shown as a current asset for September 30, 1995, because the amount was received prior to the issuance of the financial statements. Amounts still owed the Company as part of the September 1, 1995, agreement totaling $176,000 are reported as a contra-equity account titled , "Note receivable for common stock."

4.  DEFERRED COSTS

         Costs incurred in the first nine months ended June 30, 1996, are in connection with a planned redemption of publicly traded warrants (see Liquidity and Capital Resources). The warrant redemption was completed in August 1996.

5.  NOTES PAYABLE

         Notes payable at June 30, 1996, totaling $590,253 include $502,552 in loans from two parties prior to October 1, 1995, a $50,000 loan from an officer of the Company, and $37,701 from an installment financing arrangement for prepaid insurance. The installment financing arrangement for the insurance is paid in equal payments spread over an eleven month period, and has at an annual interest rate of 7.72%. The interest rate on all other loans outstanding at June 30, 1996, are at 10% per year. Notes payable totaling $502,552 are due on October 11, 1996, or upon the Company receiving no less than $2 million from any equity offering, whichever occurs sooner. The note payable to an officer of the Company is due on demand.

6.  STOCKHOLDERS' EQUITY

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

         On April 3, 1996, the Company received $1,800 upon the exercise of a warrant that had been issued prior to the Company's initial public offering in 1992, to purchase 2,620 restricted shares of common stock at $0.687 a share. On May 21, 1996, the Company assigned its rights to redeem certain restricted shares of common stock to a third party for $239,002. On May 22, 1996, the Company received $5,000 for the exercise of a warrant issued in connection with a bridge loan prior to the Company's initial public offering in 1992 to purchase 6,250 restricted shares of common stock at $0.80 a share.

         On May 22, 1996, a group of investors exercised their rights under a warrant agreement to receive 135,128 shares of restricted common stock in a "cash-less" exercise, by tendering 34,872 of a total of 170,000 shares that could be purchased by these investors under that same warrant agreement that were "in-the-money" by $3.875 per share ($4.875 market price at the time of exercise less the $1.00 exercise price).

Warrants

         On January 17, 1996, the Company issued warrants to a consultant to purchase 100,000 shares of common stock, including 50,000 shares at $4.00 a share and 50,000 shares at $3.50 a share in connection with services to be performed over a six-month period. The warrants were valued at $120,000. The consulting agreement has been terminated.

7.  PROFORMA BALANCE SHEET

         The proforma balance sheet as of June 30, 1996, reflects the effect of several transactions which have occurred between July 1, 1996 and August 19, 1996, which have increased shareholders' equity to a level above $1 million, an equity requirement for the NASDAQ small cap exchange. Between July 11, 1996, and August 14, 1996, the Company received $501,472 from the exercise of publicly traded warrants (Warrants) and $10,000 from the exercise of other warrants, for a total of 137,868 common shares. On August 12, 1996, at 5:00 p.m. Eastern Daylight Time the Company redeemed all unexercised Warrants for $0.05 a share. The total shareholders' equity in the proforma balance sheet contains an allowance of $73,732 for the redemption of unexercised Warrants. Additionally, on August 16, 1996, the Company signed an agreement for the conversion of $502,551.50 in notes payable plus $46,648 in accrued interest for 196,152 shares of restricted common stock.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Third Quarter of 1996 Compared to Third Quarter of 1995

         Revenues of $152,543 were recorded in the quarter ended June 30, 1996, which is the Third Quarter of the Company's 1996 fiscal year, representing an increase of $114,102, or 297%, compared with the Third Quarter of fiscal 1995. The increase in revenues was due principally to an increase in work under government contracts which have funded much of the technologies to improve the commercial competitiveness of the Robo-Wrapper(TM).

         Total operating expenses of $819,280 in the Third Quarter 1996 increased by $322,475 or 65%, over the Third Quarter of fiscal 1995. The cost of services of $97,063 represented 64% of contract revenues in the Third Quarter 1996. Most of the research and development efforts for the Third Quarter 1996 continued to be related to billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses increased by $257,706 or 58%, to $703,229, due to higher marketing and sales activity as the Company commercializes its technology. Interest income during the Third Quarter increased to $23,988, compared to $11,235 in the prior year's Third Quarter.

         The net loss for the Third Quarter of fiscal 1996 of $658,278 represents an increase of $186,185, or 39%, compared with the net loss of $472,093 in the Third Quarter of 1995. The higher net loss was primarily the result of higher sales and marketing expense as the Company enters commercial operations. On a per share basis, the net loss was $0.11 in the Third Quarter 1996, which represents an increase in loss per share of $0.03 when compared to a loss of $0.08 in the Third Quarter of 1995.

Nine Months of 1996 Compared to Nine Months of 1995

         Revenues of $489,228 were recorded in the first nine months ended June 30, 1996, representing an increase of $168,736, or 53%, over the comparable period in fiscal 1995. Government contract revenues for the nine month period were higher than the comparable period in fiscal 1995.

         Total operating expense of $1,636,227 in the first nine months of fiscal 1996 increased by $481,034, or 42%, over the comparable period of fiscal 1995. The cost of services of $384,354 represented 79% of contract revenues in the first nine months of fiscal 1996. Research and development efforts for the first nine months of fiscal 1996 were funded primarily through billable government contracts and therefore were reported as cost of services. Selling, general and administrative expenses increased by $405,169, or 31%, to $1,693,461, as the result of higher staffing levels and travel activity in continuing support of marketing and commercialization of the Robo-Wrapper(TM) Technology.

         Interest income during the first nine months increased to $68,985, compared to $36,690 in the prior year's first nine months, as a result of higher level of cash available for investment in early fiscal 1996 and accrued interest on notes receivable. Other income was primarily the result of settlement of the lawsuit reported in the prior fiscal quarter.

         The net loss for the first nine months of fiscal 1996 of $1,247,526, represents an increase of $69,347, or 6%, compared with the net loss of $1,178,179 in the first nine months of 1995. On a per share basis, the net loss was $0.20 in the first nine months of 1996, compared to a loss of $0.23 in the first nine months of 1995. The reduction in loss per share of $0.03 is primarily the result of additional average number of shares outstanding compared with the comparable period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On May 3, 1996, the Company borrowed $50,000 from the Chief Financial Officer of the Company. The note had an interest rate of 10% per annum and matured on May 31, 1996. The note's maturity date was subsequently extended to August 19, 1996.

         The Company's net working capital as of June 30, 1996, was negative (current assets of $498,047 less current liabilities of $1,254,988), which has required Company management to take actions to raise additional capital, including the call of its publicly traded warrants and the negotiation of the conversion of certain of its notes payable to equity. The effect of these actions is shown in the proforma balance sheet for June 30, 1996, which reflects the effect of the changes in capital structure described here and in Note 7.

         On July 3, 1996, the Company announced that it had called for redemption of its publicly-traded common stock purchase warrants ("Warrants"). Warrant holders were notified that they had until August 2, 1996, to exercise their right to purchase common stock underlying the Warrants or to sell the Warrants. The Warrant call date was subsequently extended to August 12, 1996, the date that the Company redeemed the Warrants at $0.05 per Warrant. As of August 13, 1996, 83,579 Warrants had been exercised for the purchase of 125,368 shares of common stock at $4.00 per common share, representing a total investment in the Company of $501,472. Additionally, 11% the 112,500 in Bridge Warrants from the Company's IPO in 1992 have been exercised, for 12,500 shares at $0.80 a share.

         Prior to the Warrant redemption date of August 12, 1996, there were 1,600,000 Warrants issued and outstanding. After giving effect to certain adjustments pursuant to the anti-dilution provisions of the Warrants, each Warrant entitled the holder to purchase one and one-half (1.5) shares of common stock of the Company at an exercise price of $4.00 per common share. The common shares purchasable under the Warrants were registered in a statement filed with the Securities and Exchange Commission ("SEC") on Form SB-2, and made effective by the SEC on June 28, 1996. The Warrants were called by the Company and subsequently delisted from NASDAQ at 5:00 p.m. Eastern Daylight Time on August 12, 1996. The redemption of the Warrants, and the sale of any shares of common stock issued upon the exercise of the Warrants, were made only by means of a prospectus made part of the registration statement filed with the Securities and Exchange Commission.

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

                                         XXSYS TECHNOLOGIES, INC.

August 19, 1996

                                         By: /s/  Gregory P. Hanson
                                             ---------------------------------
                                                  Gregory P. Hanson
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)