Form 10KSB
period 1996-09-30
XXSYS TECHNOLOGIES INC /CA
filed 1997-01-13
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-20376

                            XXSYS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                  California                                     33-0161808
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

4619 Viewridge Avenue, San Diego, California                      92123
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (619)974-8200

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended September 30, 1996:        $568,965

The market value of voting stock held by non-affiliates of the registrant as of December 31, 1996, was approximately $18 million.

Shares of Common Stock outstanding at December 31, 1996:      7,270,101

                                        DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 10.33 is incorporated by reference into the Index, Item 13 (a) of this Form 10-KSB. Item 11, Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the 1997 Proxy Statement to be filed.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         XXsys Technologies, Inc. (the "Company") was organized under the laws of the State of California on November 19, 1985, to develop non-destructive testing and measurement techniques for advanced materials in the defense industry. In response to the defense cutbacks of the early 1990s and their impact on the developing markets for advanced materials, the Company initiated efforts in 1993 to develop commercial applications of its technologies and know-how. The initial results of those efforts is the Company's Robo-Wrapper(TM) machine and application process, a proprietary technology that produces carbon-based composite jackets designed to upgrade structurally deficient or corroded structures that support highway bridges and buildings that could collapse during seismic activity or from corrosive decay. The Company anticipates that its primary source of revenues during the next five years will be as a specialty subcontractor, using its machinery and processes to upgrade aging bridges, buildings and other privately owned structures by wrapping the structural columns with composite materials.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

         The Company's business consists of one business segment, the operations of which are described below. For detailed financial information with respect to the revenues, operating loss and assets and liabilities of the Company's operations, see the consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

         The Company's technology involves a proprietary column wrapping machine and process, the Robo-Wrapper(TM), which wraps deficient bridge and building columns with a precise amount of continuous carbon fiber composite jacket that has no seams, joints or weak spots. The carbon fiber composite jacketing process is an approved alternative to the current method of using welded steel jackets in California. It has received support of both federal and state research and development (R&D) funds totaling about $5.2 million, including $1.2 million in grants directly to the Company. Carbon composite jackets match or exceed the performance of steel jackets at a fraction of the weight, and can be installed in less time. The Company's carbon jacketing process has been demonstrated to work by structural testing of 4/10ths-scale and full-scale columns under simulated seismic loads at the Powell Structural Systems Research Laboratories at the University of California, San Diego ("UCSD").

         Since its inception in 1985, the Company has been engaged principally in R&D activities and revenue from operations to date have been insignificant. In March 1996 the Company completed the build of its second-generation Robo-Wrapper(TM) and used the new machine in a demonstration project for local Caltrans design engineers to wrap a six-foot diameter column underneath the I-8/I-5 Interchange in San Diego. On April 10, 1996, the Company was notified by the California Department of Transportation ("Caltrans") that Caltrans had issued a procurement specification approving the use of the Company's Robo-Wrapper(TM) technology as an alternative method of retrofitting publicly-owned highway bridge columns in the State of California that meet certain criteria in a composite specification. In September 1996 the Company completed its first commercial retrofit project on a parking structure in California and conducted a demonstration of a corrosion retrofit in Utah. In December 1996 the Company completed its first seismic retrofit of a bridge for Caltrans. The Company estimates there are approximately 20,000 publicly-owned bridge columns in California to be retrofitted over the next four years, of which approximately 50% are believed by the Company to be presently eligible for retrofitting pursuant to the composite specification.

         The Company's strategy and plan of operations over the next five years is to market its Robo-Wrapper(TM) technology primarily to those construction firms engaged in retrofitting building columns and publicly-owned highway bridge columns for seismic safety and for corrosion rehabilitation. The company estimates that the State of California will spend approximately $2 billion on seismic retrofit of its highway structures, including $200 to $400 million over the next five years on the retrofitting of bridge columns alone. Prior to the issuance of the Composite Specification, the only Caltrans-approved method of retrofitting publicly owned bridge columns in the State of California required the use of steel jackets. Management of the Company believes, and independent testing of the University of California at San Diego using simulated seismic loads confirms, that the Company's Robo-Wrapper(TM) technology is as effective as steel jackets and, in addition, can be applied in less time and with less cost.

         The Company is focusing its initial marketing efforts on the planned retrofitting of publicly-owned bridge and building columns in the states of California, Utah, Washington and Illinois. The Company intends to also demonstrate its Robo-Wrapper(TM) technology in other potential markets which have seismic or corrosion problems. While seismic risk is typically associated with California, there are other areas of the United States, including the Midwest (New Madrid Fault) and the Northeast, that are potential subjects of high seismic activity. In addition to seismic remediation, the Company believes that structural deficiencies caused by corrosion decay represent an additional market for its technology. The Company believes that the issuance of the Composite Specification will have a significant positive affect on its ability to market its Robo-Wrapper(TM) technology to engineers, contractors and governmental agencies involved in the remediation of seismic corrosion safety problems within the U.S. and abroad.

RETROFIT OF BRIDGE COLUMNS--THE INFRASTRUCTURE PROBLEM

         Currently, approximately $35 billion a year is spent in the United States to maintain the highway and bridge infrastructure. Conservative estimates indicate that approximately $53 billion is necessary to maintain the highway and bridge infrastructure in its current condition. An estimated 187,515 (32%) of the nation's 576,460 bridges are classified as structurally deficient or functionally obsolete. The primary concerns are seismic safety and corrosion decay.

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

         While seismic risk is typically associated with California, it is of concern throughout most of the United States. In 1990 the American Association of State Highway and Transportation Officials adopted seismic design guide specifications for the entire United States, recognizing the vulnerability of the nation's bridge infrastructure to potential seismic activity along the West Coast, the Midwest (New Madrid fault) and the Northeast. The seismic risk to bridge structures differs from region to region due to different probable earthquake magnitudes and recurrence periods as well as geological conditions, but the unpredictable nature of seismic events and the vulnerability of the majority of existing bridges necessitates the development and implementation of innovative, fast, effective and economical retrofitting technologies to ensure the safe and continued use of the nation's bridge infrastructure.


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

         Prepreg tow in spool form is placed on the Robo-Wrapper(TM) machine. A controlled tension is applied to each spool. The machine rotates around the column in a precise, programmed motion applying the tow in a continuous pattern around the column to form a jacket that conforms to the shape of the column. The thickness of the jacket varies based on the type of retrofit (flexural or shear) and is dictated by the design specified by the structural engineer. The Company estimates that one Robo-Wrapper(TM) machine and a three-man crew will be able to wrap approximately three 22-foot columns per day, including setup, wrap, and tear down of equipment.

         Upon completion of the wrapping process, a heat source is used to cure the resin in a controlled environment. During the heating process, the liquid resin undergoes a chemical reaction in which molecules crosslink, forming a solid which gives the product its ultimate mechanical properties. Heat can be applied using several methods including electric heat blankets, forced hot air, or radiant energy. All of these methods have been successfully demonstrated. The radiant energy curing system is the method the Company currently uses commercially since it is the most versatile system for the wide range of column sizes expected to be encountered in the field. Curing a 22-foot column with the commercial curing system takes two to three consecutive cures of eight foot sections requiring about eight hours per column, including setup and tear down, with minimal monitoring during the period. Once the curing is complete, the column will be painted with a chemical and UV resistant coating to complete the process.

         The Company's Robo-Wrapper(TM) technology has been independently validated under simulated seismic loads by the Powell Structural Research Laboratory at UCSD. The Powell Laboratory conducted tests of seven 4/10ths scale concrete columns and a full scale column bent with different reinforcement and retrofit strategies for shear and flexural failure modes over a period of 13 months. These tests were conducted at the request, and observed by, Caltrans and were funded by grants from the U.S. Department of Defense and Department of Transportation. The data gathered from the testing was analyzed by the Powell Laboratory and in August 1995 a formal report was submitted to Caltrans evidencing that the carbon jackets installed by the Robo-Wrapper(TM) performed as well as and, in some cases, even better than steel jackets, and can be installed in less time and with less cost.

         Owners and general contractors usually require minimum product liability insurance coverage as a condition precedent to entering into collaborative arrangements with the Company. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad use and acceptance of its Robo-Wrapper(TM) technology, which would have a material adverse affect upon the business and financial condition of the Company. The Company currently maintains product liability insurance coverage in the approximate amount of $4,000,000 per year. However, there can be no assurance that the Company will be able to continue to maintain insurance coverage at a reasonable cost or that any such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company involving product liability, insufficient insurance coverage could have a material adverse affect on the Company's ability to conduct operations.

SENSOR AND NDE TECHNOLOGIES

         The Company will utilize its prior expertise in sensor and non-destructive testing ("NDE") technologies to develop quality assurance and performance monitoring technologies to increase user confidence in the carbon jacketing process, thereby accelerating its commercial acceptance. Quality assurance technologies include the monitoring of the resin impregnation process on the carbon fiber manufacturing line to control resin content of the prepreg tow and ensure consistency of the product made, and in situ cure monitoring technologies to ensure the carbon composite jacket reaches the desired cure state during field installation. Performance monitoring technologies include the measurement of strain in the composite jacket over its service life, and particularly after events like an earthquake, such that an informed decision can be made regarding maintenance and repair of the jacket. These research and development efforts are partially funded by the Advanced Technology Program
(ATP) from the National Institute of Standards and Technology (NIST) to accelerate the commercialization of the Robo-Wrapper(TM) technology. If successful, these sensor and NDE technologies can be utilized for other composite applications. The Company intends to pursue NDE opportunities as a separate business unit.

MANUFACTURING AND RAW MATERIALS

         The Company designed the existing Robo-Wrapper(TM) and its curing system and uses an original equipment manufacturer for the manufacture of Robo-Wrapper(TM) and curing systems. To ensure confidentiality of trade secrets the Company may machine certain critical parts and perform some portion of the final assembly, system integration, and quality assurance at the Company's facilities.

         Eight companies currently supply approximately 15 million pounds of carbon fiber annually to the industrial, aerospace and automotive markets. Announced plant expansions are expected to soon add approximately 5 million pounds of annual capacity. The carbon fiber utilized in the Company's test work was supplied by Hercules Inc., the largest supplier of carbon fiber in the United States. Thiokol Corporation is also in the process of qualifying its materials. The Company intends to purchase materials from one of these suppliers.

         The Company believes that all of the raw materials used in the installation of the Robo-Wrapper(TM) jackets are generally available in adequate amounts and at competitive prices from multiple sources. However, since the majority of the cost involved in installing the Robo-Wrapper(TM) jackets is the cost of the carbon fiber and resin, any significant increase in the cost of either material could have a material adverse affect on the composite retrofit technologies. To protect against supply shortages and price increases, the Company intends to negotiate with carbon fiber and resin suppliers for long term supply agreements.

MARKETING

         The Company intends to market its Robo-Wrapper(TM) technology primarily to the engineers and contractors involved in the retrofitting of bridge columns and other structures and to government agencies responsible for public structures and the administration of safety standards for publicly-owned structures. The Company intends to enter into license or joint venture arrangements with construction firms involved in seismic retrofitting as a specialty subcontractor. The prime contractor will be responsible for bidding on public or private retrofit projects, and conducting the actual retrofitting. The Company will provide the Robo-Wrapper(TM) machine, prepreg material, curing ovens and one or more technical assistants to the contractor directly conducting the column retrofit, in return for which the Company will be reimbursed for its expenses, paid a license fee for the technology and rental fee for equipment and receive a share of the project profits.

         The Company's marketing mission will be to educate those engineers, contractors and government agencies involved in the retrofit industry on the benefits of the Company's Robo-Wrapper(TM) technology and to obtain a high degree of acceptance of its technology among them. Since state and local government agencies strictly regulate building and construction standards, it will be necessary for the Company to obtain government approval in other states for its Robo-Wrapper(TM) technology. Retrofit contractors will also have to accept the technology and incorporate it into their bid proposals. The Company believes that the issuance of the Caltrans Composite Specification will have a significant positive affect on its ability to successfully market its Robo-Wrapper(TM) technologies to the engineers, contractors and governmental agencies involved in the remediation of structural deficiencies.

         Important aspects of the Company's marketing strategy include development and dissemination of educational materials for the various target groups through seminars and short-courses, and development and implementation of a comprehensive training program to ensure rapid and successful technology transfer. It will be important to convince the hundreds of individual contractors and engineers involved with preparing bid retrofit packages to either request the Company's product or at least give the bidding contractors a choice of steel or carbon composite as they bid. The Company has completed two retrofit contracts to date. However, it does not expect to generate significant revenues from work until Spring 1997. The Company anticipates it will be primarily dependent on the Caltrans market and building column retrofits for most of its revenue in 1997.

COMPETITION

         The Company will face competition from current and future retrofit methods. The principal competition to the Robo-Wrapper(TM) technology is the use of steel jackets. Additionally, other companies, some of which have substantially greater resources than the Company, have already been using composites to retrofit private and publicly-owned structures located in California and other states, including Hexel Fyfe Company, Hardcore Dupont and Mitsubishi. Hexel Fyfe Company received approval from Caltrans to wrap structures in April 1996, the same time as the Company. If Caltrans allows other companies to rely upon the Company's testing so as to reduce substantially the testing needed, the Company could face additional composite-based competition sooner than expected. Additionally, should the Company's pending patents be rejected, it could lose any competitive advantage that patent protection affords.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the years ended September 30, 1996, 1995, and 1994 were $98,350, $115,304, and $277,789 respectively. These amounts represent direct expenditures by the Company and do not include approximately $4 million of federal and state grant funds paid directly to third parties, such as UCSD and Hexcel, Inc. (formerly Hercules, Inc.), for purposes of developing and validating the Robo-Wrapper(TM) technology.

         The Company participated in several federally-funded joint research and development projects in fiscal 1996. The Company completed its participation in a bridge infrastructure renewal program funded by the U.S. Department of Defense, Advanced Research Projects Agency (ARPA). The Company received matching funds grants of $514,000 from the ARPA program, all of which had been earned as of September 30, 1996. The purpose of the ARPA program was to validate and demonstrate carbon composite jacketing. The Company applied its grant money under the ARPA program towards the cost of independent testing of wrapped columns by Powell Laboratories of UCSD.

         The Company continues to participate in a $2.7 million program funded by the U.S. Department of Commerce, National Institute of Standards and Technology (NIST). The purpose of the NIST program is to accelerate the commercialization of carbon composite jacketing technology. The NIST program participants include: the Company, which is responsible for developing the method for installing and testing carbon based jackets and sensor and non-destructive testing technologies for quality assurance and performance monitoring; Hexcel, Inc., which is responsible for developing a low cost prepreg tow; and Trans Science Corporation, which is responsible for developing computer software which will design the length and thickness of the jacked based on the particular characteristics of the structure to be retrofitted. The Company's share of the grant funds is $537,059, of which $380,311 has been earned program to date as of September 30, 1996. The Company also has a $250,000 matching fund grant from the State of California's Trade and Commerce Agency for the NIST program, of which $205,671 has been earned program to date as of September 30, 1996.

         On November 27, 1996, the Company was awarded a grant of $97,688 for the development of a rugged low cost, easy to implement ultrasonic sensor system that can be used for monitoring the manufacturing process of composite armor structural parts, using the Company's wire waveguide technology.

         The Company intends to conduct continued research and development in the area of non-destructive testing and measurement, pursue research grants, and invest a portion of the Company's own research and development budget in the area of ultrasonic measurement and applications.

INTELLECTUAL PROPERTY

         In August 1994 the Company filed for a patent on the mobile robotic wrapping machine (Robo-Wrapper(TM)) and the application process to be used in the carbon composite retrofit program. In June 1995 the Patent Office, in an initial office action, asked the Company to split the patent application into two pieces--one for the machine and the other for the process. In December 1995 the Company filed a patent application for the method of curing filament wound columns using a radiant heater. In April 1996 the Company filed a patent application for a method of measuring the cure rate of resins used with composites using an ultrasonic wire waveguide. All four patent applications are pending. The Company holds seven U.S. patents on its Ultrasonic Resin Analyzer technology.

         The Company endeavors to maintain the confidentiality of its proprietary technologies and know-how through technology license agreements, confidentiality agreements, in-house controls over the manufacture of certain parts of the Robo-Wrapper(TM) machine and restricted access to certain information on a "need to know" basis.

EMPLOYEES

         At December 30, 1996, the Company had 24 full time employees, of whom ten were in operations, seven in executive or administrative positions, five in marketing and sales, and two were engaged in engineering and research. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 14,000 square feet of office and production facilities in San Diego, California. This space is utilized for the Company's executive offices, research and development, sales and marketing, and engineering activities, pursuant to two leases that extend to August 31, 1997, ($5,888 per month for 6,927 square feet) and October 31, 1998 ($5,600 per month for 7,100 square feet). Should additional facilities be required, the Company believes that adequate space continues to be available in the San Diego area.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company and its Chief Executive Officer is currently involved with a legal proceeding with its former president in which the former president has claimed he is entitled to a share of certain future consulting fees that the Company expects to receive. There are no other pending legal proceeding to which the Company or any of its officers and directors is a party or to which the property of the Company is subject, other than routine litigation involving claims of immaterial amounts arising during the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's security holders in the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's Common Stock has traded on the NASDAQ Small Cap Market under the symbol XXSYS following the Company's initial public offering on July 31, 1992. The table below sets forth the quarterly high and low sales prices as reported on NASDAQ for the two years ended September 30, 1996.

                                                                       HIGH              LOW
                                                                       ----              ---

         Year ended September 30, 1996:

         First Quarter                                                 6 1/2            4 3/8
         Second Quarter                                                6                2 1/4
         Third Quarter                                                 6 5/8            3 5/8
         Fourth Quarter                                                4 1/4            2 11/16

         Year ended September 30, 1995:

         First Quarter                                                 2 1/8            7/8
         Second Quarter                                                2                7/8
         Third Quarter                                                 1 7/8            1 5/16
         Fourth Quarter                                                7 1/8            1 9/16


         On December 31, 1996, the closing price for the Company's Common Stock was $2.8125 per share. As of that date, the Company had 229 stockholders of record and approximately 3,313 stockholders whose shares are held in brokerage accounts.

         The Company has not paid any dividends on its Common Stock and currently intends to retain any earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company is engaged in developing and commercializing the use of composite materials in construction and transportation markets and developing technologies for quantitative nondestructive evaluation of composite materials. Through September 30, 1996, the Company has generated limited revenues and has incurred significant losses, due primarily to extensive expenditures in research and development of various technologies leading to new applications of composite materials and sales and marketing expense of promoting these new applications.

                              RESULTS OF OPERATIONS

Fiscal Year 1996 Compared to Fiscal Year 1995

         Revenues for the fiscal year ended September 30, 1996, were $568,965 compared to $408,867 in the prior fiscal year, an increase of $160,098 or 39%. The increase is primarily attributable to continued work performed under the matching funds grants of $537,059 from the National Institute of Standards and Technology (NIST) and $514,000 from the Advanced Research Projects Agency
(ARPA), which were used to help commercialize the Company's carbon composite jacketing technology for seismic retrofit. The grant funds were instrumental in the Company obtaining approval of the Company's composite retrofit technology by the California Department of Transportation ("Caltrans") in April 1996. The Company also completed its first seismic retrofit of a parking structure in California and a demonstration project for corrosion rehabilitation on a bridge structure for the Utah Department of Transportation in fiscal year 1996.

         The Company continued to depend on federal and state grant programs for its primary revenue sources in fiscal 1996. Revenues in fiscal 1996 were derived primarily from work performed under the NIST grant, which represented $269,320, or 47% of Company revenues and the ARPA grant, representing $116,279 or 20% of revenues. Work performed by the Company under the NIST program also earned $151,876 or 27% of Company revenues from the State of California. At September 30, 1996, the Company had approximately $156,748 of funding remaining under the NIST grant and $44,329 of funding from the California matching funds grant.

         Total operating expenses increased by $946,993 (45%) in fiscal 1996 to $3,050,919. The cost of services was $550,315, or 97% of contract revenues. In comparison, the cost of services in fiscal 1995 was $225,202, or 55% of contract revenues. This higher percentage in fiscal 1996 was the result of the cost of penetration and introduction of the Company's technology in the form of demonstration projects in new commercial markets. The Company's gross profit margin is expected to improve as it moves from smaller demonstration projects to the more typical larger scale contracts. Selling, general and administrative expenses were $2,402,254 in fiscal 1996, an increase of $638,834 or 36% over fiscal 1995. The increase reflects additional staffing costs in support of expanded bidding on contract work, as well as increased expenses for marketing and sales, investor relations and fund raising activities. Research and development costs decreased in fiscal 1996, to $98,350 from $115,304 in the prior year, a decrease of 15%, as a greater portion of the Company's R&D efforts was performed under funded research contracts.

         Interest income of $85,493 in fiscal 1996 was 78% higher than in the prior year, the result of interest earned on cash received from a legal settlement and from the sale of common stock. Interest expense decreased 51% to $52,076 as the Company had a significant reduction in its average borrowings.

         The net loss for the year ended September 30, 1996, was $2,075,718 compared to $1,753,121 in the prior year, an increase of $322,597 or 18%. The loss per share in fiscal 1996 was $0.33, compared to the loss per share of $0.34 in fiscal 1995. The decline on a per share basis is the result of a higher average number of shares outstanding.

         The Company had current assets of $1,519,471 as of September 30, 1996, representing an increase of $890,686 over the prior fiscal year ended September 30, 1995. The increase is primarily the result of the sale of Common Stock throughout the year to fund operations. Funds raised by the Company have been necessary for the construction of Robo-Wrapper(TM) equipment and marketing and sales activities that will generate revenues in the future. The Company continued modest increases in its cash position to $184,489, and increase of $35,927 over the prior year. Net cash used in operating activities of $2,057,596 was funded by $1,672,916 in financing activities and $420,607 from investing activities. Financing activities included the receipt of $705,000 from the sale of common stock and $623,783 from exercises of warrants and employee stock options to purchase Common Stock.


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

Liquidity and Capital Resources

         During its 1995 and 1996 fiscal years the Company operated with modest cash resources. In the 1996 fiscal year, funding of approximately $598,000 was received pursuant to grants from several government agencies in support of research and development activities. As of September 30, 1996, 201,077 remained available under these grants. However, in order to meet all of its operating expenses, the Company has relied heavily on the sale of common stock and the exercise by holders of warrants to purchase stock to raise additional funds. Net cash received from such transactions in fiscal 1996 were approximately $1,253,783. These funds were used to reduce accounts payable and repay outstanding notes payable resulting primarily from the acquisition effort.

         As of September 30, 1996, the Company had total current assets of $1,519,471, including cash and cash equivalents of $184,489, accounts receivable of $75,602 and stock subscriptions receivable of $1,149,933. The Company's current liabilities as of September 30, 1996, were $570,328. The Company had positive working capital of $949,143 as of the same date, which represents an improvement of $1,828,657 over the working capital position at September 30, 1995. As of September 30, 1995, the Company had cash and cash equivalents of $148,562 and accounts receivable of $46,623 and stock subscriptions receivable of $380,000. However, the Company's current liabilities as of September 30, 1995, were $1,508,299 and the Company had a working capital deficit of $879,514 as of the same date.

         Following September 30, 1995, the Company has incurred additional losses in pursuing the commercialization of its seismic retrofit process through demonstration projects, which have drawn on the Company's resources. In May 1996 the Company's Chairman and CEO, Dr. Gloria Ma, paid to the Company $309,916 as a partial reduction of amounts owed to the Company under a promissory note made by her. Dr. Ma reduced the note by an additional $137,012 by offsetting certain deferred salaries, accrued vacation and unreimbursed travel and entertainment expenses.

         The Company estimates that it will require approximately $5.5 million of additional capital in the 1997 fiscal year for the purchase of machines and for the working capital necessary to further advance the commercialization of the Robo-Wrapper(TM) technology. In order to finance these costs, the Company intends to sell additional stock and obtain lease financing on the equipment. Two of the Company's shareholders have the first right of refusal on the next $3 million in equity financing of the Company. However, there can be no assurance that the Company will be able to obtain capital from these sources should the need arise.

Impact of Inflation

         Inflation has not had any significant effect on the Company's operating costs.

ITEM 7.   FINANCIAL STATEMENTS.

                                                                          PAGE
                                                                          ----

         Report of Independent Auditors                                    11

         Consolidated Balance Sheets at September 30, 1996 and 1995        12

         Consolidated Statements of Operations for the years ended         13
         September 30, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity for the three     14
         years ended September 30, 1996

         Consolidated Statements of Cash Flows for the years ended         15
         September 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements                        16

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
XXsys Technologies, Inc.



         We have audited the accompanying consolidated balance sheets of XXsys Technologies, Inc. as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XXsys Technologies, Inc. as of September 30, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years ended September 30, 1996, in conformity with generally accepted accounting principles.





                                                Feldman Radin & Co., P.C.
                                                Certified Public Accountants

New York, New York
January 10, 1997

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,        SEPTEMBER 30,
ASSETS                                                              1996                1995
                                                                ------------        ------------
Current Assets:
    Cash and cash equivalents                                   $    184,489        $    148,562
    Accounts receivable                                               75,602              46,623
    Stock subscription receivable (Note 1)                         1,149,933             380,000
    Inventory                                                         19,480                --
    Prepaid expenses and other                                        89,967              53,600
                                                                ------------        ------------
          Total current assets                                     1,519,471             628,785

Machinery, equipment and furniture, net of
   accumulated depreciation of $478,640 and $ 340,220                962,705             439,047

Cash in escrow (Note 3)                                              175,000                --
Deferred costs (Note 2)                                                 --             1,102,181

Patents, net of amortization of $121,058 and $ 86,298                 44,532              59,796
                                                                ------------        ------------
          Total assets                                          $  2,701,708        $  2,676,737
                                                                ============        ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                            $    324,823        $    521,699
    Accrued compensation                                              37,119              40,640
    Accrued liabilities                                              112,019              57,982
    Related party accrued expenses                                    20,564             192,426
    Current portion, long-term debt                                   75,803             695,552
                                                                ------------        ------------
            Total current liabilities                                570,328           1,508,299

Long-term debt, less current portion (Note 4)                         67,848                --
Commitments and contingencies (Note 6)

Stockholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                         450,000             450,000
    Common stock, no par value
        Shares authorized  -- 20,000,000;
        Issued and outstanding  -- 7,270,101 / 6,067,082          15,099,537          12,068,535

Accumulated deficit                                              (12,986,117)        (10,910,399)
Note receivable for preferred stock                                 (306,288)           (263,698)
Note receivable for common stock                                    (193,600)           (176,000)
Deferred compensation                                                   --                  --
                                                                ------------        ------------
          Total stockholders' equity                               2,063,532           1,168,438
                                                                ------------        ------------
              Total liabilities and shareholders' equity        $  2,701,708        $  2,676,737
                                                                ============        ============

                             See accompanying notes

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR ENDED SEPTEMBER 30,

                                                1996               1995               1994
                                            -----------        -----------        -----------
Revenues:
  Sales                                     $      --          $      --          $      --
  Contract revenues                             568,965            408,867            266,890
                                            -----------        -----------        -----------
     Total revenues                             568,965            408,867            266,890

Operating expenses:
  Cost of equipment sales                          --                 --                 --
  Cost of services                              550,315            225,202             58,521
  Selling, general and administrative         2,402,254          1,763,420          1,356,531
  Research and development                       98,350            115,304            277,789
                                            -----------        -----------        -----------
     Total operating expenses                 3,050,919          2,103,926          1,692,841
                                            -----------        -----------        -----------

  Operating loss                             (2,481,954)        (1,695,059)        (1,425,951)

  Interest income                                85,493             48,098             30,037
  Other income                                  372,819               --                 --
  Interest expense                              (52,076)          (106,160)           (16,835)
                                            -----------        -----------        -----------

  Net loss                                  $(2,075,718)       $(1,753,121)       $(1,412,749)
                                            ===========        ===========        ===========

  Net loss per share                        $     (0.33)       $     (0.34)       $     (0.36)
                                            ===========        ===========        ===========

Weighted average number of shares
outstanding                                   6,231,437          5,083,169          3,938,826
                                            ===========        ===========        ===========





                             See accompanying notes.

                                             XXSYS TECHNOLOGIES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       THREE YEARS ENDED SEPTEMBER 30, 1996

                                                                                    NOTES                    DEFERRED     TOTAL
                                              PREFERRED      COMMON STOCK         RECEIVABLE   ACCUMULATED   COMPEN-   STOCKHOLDERS'
                                                STOCK     SHARES       AMOUNT     FOR STOCK      DEFICIT     SATION       EQUITY
                                                -----     ------       ------     ---------      -------     ------       ------
Balances at September 30, 1993                $     --   3,800,000   $9,049,566  $       --   $(7,744,529) $(71,875)   $1,233,162

Sale of 4,500 shares of preferred
   stock                                       450,000                  198,750   (201,822)                               446,928
Increase in interest receivable on note                                            (16,875)                              (16,875)
Stock issued in settlement of debt                         387,989      387,989                                           387,989
Sale of common stock                                        70,000       50,000                                            50,000
Warrants issued for services                                            150,000                                           150,000
Amortization of deferred compensation                                                                        37,500       37,500
Net loss                                                                                       (1,412,749)            (1,412,749)
                                              --------   ---------  -----------  ----------  -------------   -------  -----------
Balances at September 30, 1994                 450,000   4,257,989    9,836,305   (218,697)    (9,157,278)  (34,375)      875,955

Stock issued in settlement of debt                          84,789       84,789                                            84,789
Increase in interest receivable on note                                            (45,001)                              (45,001)
Conversion of notes issued in
   Regulation S offering                                 1,231,030      800,000                                           800,000
Exercise of warrants                                       200,000       45,000                                            45,000
Sale of common stock                                       211,200    1,056,000   (176,000)                               800,000
Warrants issued with debt                                                56,268                                            56,268
Warrants issued for services                                            100,000                                           100,000
Stock issued for services                                   82,074       90,173                                            90,173
Amortization of deferred
    compensation                                                                                              34,375       34,375
Net loss                                                                                       (1,753,121)            (1,753,121)
                                              --------   ---------  -----------  ----------  -------------   -------  -----------
Balances at September 30, 1995                 450,000   6,067,082   12,068,535   (439,698)   (10,910,399)        --    1,168,438

Stock issued in settlement of debt                         196,152      549,227                                           549,227
Increase in interest receivable on notes                                           (60,190)                              (60,190)
Exercise of employee stock options                          32,751       75,000                                            75,000
Exercise of warrants                                       452,884      548,783                                           548,783
Sale of common stock                                       514,997    1,474,933                                         1,474,933
Stock issued for services                                    6,235       24,057                                            24,057
Warrants issued for services                                            120,000                                           120,000
Assignment of stock powers                                              239,002                                           239,002
Net loss                                                                                       (2,075,718)            (2,075,718)
                                              --------   ---------  -----------  ----------  -------------   -------  -----------
Balances at September 30, 1996                $450,000   7,270,101  $15,099,537  $(499,888)  $(12,986,117)   $    --  $ 2,063,532
                                              --------   ---------  -----------  ----------  -------------   -------  -----------



                             See accompanying notes

                            XXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED SEPTEMBER 30,
                                                           1996               1995               1994
                                                       -----------        -----------        -----------
Cash flows from operating activities:
  Net loss                                             $(2,075,718)       $(1,753,121)       $(1,412,749)
  Adjustments to reconcile net loss to cash
  used in operating activities:
       Depreciation and amortization                       173,180            241,538            131,927
       Non-cash compensation                                   143            224,548             37,500
       Accrued interest income                             (60,190)           (45,001)           (16,875)
       Changes in assets and liabilities:
         Investments                                          --                 --            1,163,500
         Cash in escrow                                   (175,000)              --                 --
         Accounts receivable                               (28,979)            (6,223)           (30,842)
         Inventories                                       (19,480)            26,045             61,125
         Prepaid expenses                                  (36,367)           (47,928)            46,864
         Accounts payable                                 (196,876)              (385)           550,706
         Accrued liabilities and other                     241,105             51,686            (79,409)
         Related party accrued expenses                    120,586             35,767            156,659
                                                       -----------        -----------        -----------
           Net cash used in operating activities        (2,057,596)        (1,273,074)           608,406

Cash flows from investing activities:
  Purchase of machinery and equipment                     (662,078)          (275,790)          (277,719)
  Deferred acquisition costs                             1,102,181               --             (579,199)
  Other assets                                             (19,496)           (30,096)            79,998
                                                       -----------        -----------        -----------
  Net cash used in investing activities                    420,607           (305,886)          (776,920)

Cash flows from financing activities:
  Sale of common stock                                     705,000            500,000             50,000
  Exercise of warrants and stock options                   623,783             45,000               --
  Assignment of stock powers                               239,002               --                 --
  Issuance of convertible notes                               --              800,000               --
  Issuance of other notes payable                          234,184            564,500             38,800
  Repayment of notes payable                              (283,533)          (190,700)              --
  Payments of related party debt                           154,480               --             (284,305)
                                                       -----------        -----------        -----------
    Net cash from financing activities                   1,672,916          1,718,800           (195,505)

Net increase (decrease) in cash                             35,927            139,840           (364,019)
Cash and cash equivalents--beginning of year               148,562              8,722            372,741
                                                       -----------        -----------        -----------

Cash and cash equivalents at end of year               $   184,489        $   148,562        $     8,722
                                                       ===========        ===========        ===========

Supplemental information:
  Cash interest paid                                   $    23,610        $    15,208        $    16,835
  Issuance of warrants                                 $   120,000        $   156,268        $   150,000
  Stock issued for accounts payable                    $      --          $    84,789        $   387,989
  Stock issued for services                            $    23,914        $    90,173        $      --
  Issuance of preferred stock for note                 $      --          $      --          $   446,928



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

         Stock Subscriptions Receivable. The stock subscriptions receivable at September 30, 1996, of $1,149,933 represents cash received by the Company from October 1, 1996, to December 31, 1996, as payment for common stock purchased under stock purchase agreements that the Company signed on September 12, 1996. The stock subscription receivable at September 30, 1995, of $380,000 represents cash received by the Company in October 1995 as partial payment for stock purchased under a stock purchase agreement that the Company signed on September 1, 1995. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for both the 1995 and 1996 fiscal years. An amount still owed the Company as part of the September 1, 1995, agreement totaling $193,600 (including accrued interest of $17,600) as of September 30, 1996, and $176,000 as of September 30, 1995, are reported as a contra- equity account titled, "Note receivable for common stock."

         Inventory. Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory valuation. Inventory as of September 30, 1996, was as follows:

                  Raw materials                      $ 1,555
                  Work in process                     17,925
                                                     -------
                           Total Inventory           $19,480

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

         Income Taxes. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective October 1, 1991. Net operating losses may be carried forward to offset future taxable income of the Company. At September 30, 1996, these carry forwards were approximately $13,000,000 and $6,500,000 for federal and state tax purposes, respectively, and expire in 2001 through 2011. As a result of a change in ownership in 1991, certain restrictions imposed by Section 382 of the Internal Revenue Code will limit the utilization of the loss carry forwards to approximately $1,000,000 per year.

         Major Customers. Three major customers accounted for 47%, 27% and 20% of 1996 revenues. In 1995 two customers represented 51% and 29% of revenues and in 1994 represented 48% and 44% of revenues.

         Net Loss Per Share. Net loss per share is based on the weighted average number of shares of common stock outstanding. Conversion of preferred stock and exercise of stock options have been excluded, as the effect of their inclusion would be anti-dilutive.

         Reclassifications. Certain items in the prior year financial statements have been reclassified to conform to the 1996 presentation.

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

         Fair Value of Financial Instruments. Effective March 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Financial Instrument," which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         Accounting for Long-lived Assets. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-lived Assets And For Long-lived Assets To Be Disposed Of." SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company plans to adopt this policy for measuring the recoverability of its long-lived assets in fiscal 1997.

         Stock Based Compensation. The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," the Company intends to adopt the pro forma disclosure requirements of Statement No. 123 in fiscal 1997.

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

         In September 1995 the owner of the target company announced a pending sale to another party. The Company and its former president filed suit claiming breach of contract and breach of fiduciary relationship by the purchaser. Pursuant to a settlement agreement reached in October 1995, the Company received a cash payment of $1,300,000 (net of legal fees). In addition, the Company will receive annual payments of up to $175,000 (net of legal fees) for six years pursuant to a consulting contract between the target and the Company. The target company also agreed to offer a five-year material supply contract and to provide product and/or technical services (for research and development, materials testing, etc.). The Company's former president received $100,000 as part of the settlement agreement.

         In October 1996 the former president of the Company claimed he is entitled to a share of the ongoing consulting fees to be received by the Company in connection with the settlement agreement. Funds are held in escrow until a determination is made by court order. The Company denies the former president is entitled to a share of the consulting fees. A claim for fees was also made by a former investment banker in 1995, which the Company considered to be a frivolous claim. No further action is pending or expected.

3.  CASH IN ESCROW

         Cash in escrow represents the Company's contractural share of payment of a consulting fee made part of a settlement of a lawsuit in 1995, net of legal fees. The funds are held in escrow pending settlement of a dispute between the Company and its former president. All of the conditions of the payment of the funds from escrow to the Company have been satisfied, however, the escrow agent has declined to take further action without the withdrawal of a claim made by the former president, or a court order instructing the escrow agent to make payment to the Company. At the Company's request the escrow agent has filed an interpleader action with the appropriate court for resolution.

4.  FINANCING ARRANGEMENTS

         Long-term debt at September 30, 1996, consists of the following:

                                                    1996           1995
                                                --------       --------
Equipment financing - computers, printers       $ 26,113       $      0
Equipment financing - copiers                     61,494              0
Pre-paid insurance financing                      56,044              0
Other notes payable                                    0        695,552
                                                --------       --------
                                                 143,651        695,552
Less current portion                              75,803        695,552
                                                --------       --------
                                                $ 67,848       $      0

         During the year ended September 30, 1996, the Company repaid or converted to common stock all notes payable that were outstanding as of September 30, 1995. In October 1995 the Company repaid $100,000 in notes payable, originally borrowed from four individuals in May 1994. The notes had an interest rate of 10% per annum. In December 1995, the Company repaid a note payable for $93,000 borrowed from an individual in August and September 1995 plus accrued interest at 10% per annum. On August 16, 1996, the Company converted $502,552 in debt plus $46,675 in accrued interest to 196,152 shares of restricted common stock under Regulation S at a price of $2.80 a share.

         Also during the year ended September 30, 1996, the Company entered into financing arrangements with credit companies for both office equipment and for prepaid insurance premiums. On January 23, 1996, the Company received financing of $16,173 for a copy machine, having monthly payments extending over 48 months at an interest rate of 8.435%. On May 24, 1996, the Company received financing on an insurance policy of $41,340, with monthly payments extending over eleven months at an interest rate of 7.74%. On June 30, 1996, the Company received financing for a copier machine of $49,584, with monthly payments extending over 60 months at an interest rate of 10.1475%. On August 16, 1996, the Company received an equipment loan of $26,113, at a rate of 17.626% with monthly payments extending over a term of 34 months. On August 18, 1996, the Company received financing for a second insurance policy premium for $32,976, with payments extending over nine months at an interest rate of 7.3%.

         On May 3, 1996, an officer loaned the Company $25,000 and an additional $25,000 on May 15, 1996, both at an annual interest rate of 10%. The Company repaid the loan on August 22, 1996, including $1,438 in interest. On August 1, 1996, the Chairman loaned $18,000 to the Company at an annual interest rate of 10%. The Company repaid the loan on August 22, 1996, including $108 in interest.

5.  RELATED PARTY TRANSACTIONS

         Related party accrued expenses consist of salaries, severance and vacation pay due to current and former officers of the Company.

         In July 1994 the Board of Directors granted, to the then president of the Company, the right to dispose of the asset "deferred acquisition expenses" (consisting of a due diligence package, including contracts, appraisals and environmental studies on a targeted company). Upon any such disposal, the individual was to receive a commission of one third of the price obtained, up to a maximum amount of $100,000. As part of the litigation settlement described in
Note 2, the former executive received $100,000 in October 1995.

         In March 1995, in connection with the resignation of two officers, the Company assigned to those individuals and a then director of the Company the corporate opportunity to pursue two other acquisitions. In the event an acquisition is completed, the Company is to receive a payment of $100,000. As part of this agreement, in April 1995 the Company's chairman received six-month options to purchase 100,000 shares of the Company's stock owned by the director and 175,000 shares held by his related corporation for a total purchase price of $187,500. These options were exercised in October 1995. See also, Preferred Stock, Note 7, for additional transactions of the Chairman.

6.  COMMITMENTS

         The Company leases its office facilities pursuant to two leases that extend to August 31, 1997, and October 31, 1998. The remaining rent commitment at September 30, 1996 is $211,367. Rent expense was $86,158 in fiscal year 1996, $63,790 in 1995, and $60,000 in 1994. On October 14, 1996, the Company signed a four-month construction contract for $312,475 (including tax) to design and build a smaller, lighter weight Robo- Jr.(TM), which is expected to be completed by mid-January 1997. The Company paid $80,812 to turn on the contract on October 14, 1996. The balance of payments to be made were structured around milestones, of which $134,688 remains to be paid in 1997.

7.  STOCKHOLDERS' EQUITY

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

         In May 1996 Dr. Ma reduced a note and accrued interest payable to the Company by making a cash payment of $309,916 and offsetting deferred salaries, accrued vacation, and unreimbursed travel and entertainment expense through that date, partially offset by other amounts she owed the Company, the net of which reduced her note a further $137,012. The remaining balance due the Company under the note together with accrued interest, which total $306,288 on September 30, 1996, $263,698 on September 30, 1995, and $218,697 on September 30, 1994, have been included in a contra-equity account, "Notes receivable for Preferred Stock." Of the amount paid by Dr. Ma on the note in May 1996, $264,272 was first applied to a reduction of accrued interest and the remaining amount of $182,656 was applied to a reduction in principal on the note. The remaining principal balance after her payment on the note at May 21, 1996, was $267,344.

Warrants:

         At fiscal year ended September 30, 1993, the Company had warrants outstanding which entitle the holders to purchase 2,805,120 shares of Common Stock at prices from $0.68 to $5.60 a share.

         Fiscal year 1994. In fiscal year 1994, the Company issued 264,285 warrants to purchase shares of Common Stock and none of the warrants were exercised. From October 1, 1993, through December 31, 1993, the Company issued warrants to purchase 114,285 shares of Common Stock (at prices ranging from $0.25 to $1.75 per share) to consultants in connection with services and were valued at $150,000. One of the consultants was a director. Also during 1994 fiscal year, 100,000 warrants to purchase Common Stock at $0.20 per share were issued to a director in connection with a stock sale. Additionally, in May 1994, 50,000 warrants were issued to purchase Common Stock at $1.00 per share in connection with debt. The effect of any valuation was immaterial.

         Fiscal year 1995. In fiscal year 1995, the Company issued 1,553,422 warrants to purchase shares of Common Stock and 200,000 warrants were exercised.

         In connection with services that have been or will be provided to the Company, warrants were issued to purchase a total of 400,000 shares of Common Stock. In March 1995 a director was granted a warrant to purchase 100,000 shares at $0.25 per share and was valued at $100,000. In June 1995 a second director was granted a warrant to purchase 50,000 shares at $1.63 per share, and the Chairman of the Company was granted a warrant to purchase 250,000 shares at a price of $1.79 per share. Warrants issued in June 1995 were above the market price on the date of grant. Warrants issued to the Chairman and the directors have a term of five years. The Chairman's warrants have immediate vesting and the two directors' warrants vest over a two-year period of service.

         In connection with stock sales in fiscal 1995, the Company issued 427,740 warrants to purchase Common Stock at $1.95 to $6.00 a share. Included were 75,740 underwriters warrants to purchase Common Stock at $1.95 a share were issued in December 1994 in connection with a stock sale, and were not valued. Additionally, effective August 30, 1995, 352,000 five-year warrants to purchase common stock at $6.00 a share were granted in connection with a private placement of 211,200 shares common stock at $5.00 a share. The closing price of common stock on that date was 3 3/8, accordingly, no value was assigned to the warrants.

         In connection with extension of debt, the Company issued warrants to purchase a total of 725,682 shares of Common Stock. A total of 120,000 warrants to purchase Common Stock at $1.00 per share were issued in connection with loan extensions in November 1994 (60,000) and March 1995 (60,000), and were valued at $25,234 and $31,034 respectively. Additionally, effective September 12, 1995, a total of 605,682 five-year warrants to purchase common stock at $6.00 a share were granted in connection with the rescissions of stock conversion agreements and warrant exercises and the issuance of 10% notes payable due October 11, 1996. The closing price of common stock on that date was 5 3/32, accordingly, no value was assigned to the warrants.

         In February 1995, a warrant to purchase 100,000 shares of Common Stock at $0.20 a share was exercised. In March 1995, a warrant to purchase 100,000 shares of Common Stock at $0.25 a share was exercised.

         Fiscal year 1996. During fiscal 1996 warrants to purchase 237,386 shares of Common Stock were issued and warrants to purchase 487,720 shares of Common Stock were exercised. On January 17, 1996, the Company issued warrants to a consultant to purchase 100,000 shares of common stock, including 50,000 shares at $4.00 a share and 50,000 shares at $3.50 a share in connection with services to be performed over a six-month period. The warrants were valued at $44,000 and $76,000 respectively. The consulting agreement has been terminated. See also
Note 7, Common Stock for Common Stock issued as a result of exercises of warrants.

         Total warrants issued in connection with services, stock sales and debt extensions, as well as warrants exercised, are shown in the following table.

                                                 COMMON           PRICE PER            VALUATION
                                                 SHARES             SHARE              RECORDED
                                                 ------             -----              --------

Balance - September 30, 1993                   2,805,120        $0.68 - $5.60          215,520

    Warrants issued for services                 114,285        $0.25 - $1.75          150,000
    Warrants issued with stock sale              100,000        $        0.20             --
    Warrants issued with debt                     50,000        $        1.00             --
                                              ----------
Balance - September 30, 1994                   3,069,405

    Warrants issued for services                 400,000        $0.25 - $1.79          100,000
    Warrants issued with stock sale              427,740        $1.95 - $6.00             --
    Warrants issued with debt extension          725,682        $1.00 - $6.00           56,268
    Warrants exercised                          (200,000)       $0.20 - $0.25
                                              ----------
Balance - September 30, 1995                   4,422,827

    Warrants issued for services                 100,000        $3.50 - $4.00          120,000
    Warrants issued with debt extension          137,386        $        6.00             --
    Warrants redeemed                         (2,248,140)       $        4.00             --
    Warrants exercised                          (487,720)       $0.80 - $4.00             --
                                              ----------
Balance - September 30, 1996                   1,924,353

         Warrant balances as of September 30, 1994, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                                    DATE OF          COMMON STOCK         DATE OF
                                             NUMBER OF           WARRANT            WARRANT          PRICE DATE OF      EXERCISE OR
                     DATE OF GRANT           WARRANTS         EXERCISE PRICE       EXPIRATION            GRANT          REDEMPTION
                     -------------           --------         --------------       ----------            -----          ----------
                         2/92-7/92             112,500          $ 0.80000            5 Years          $  2.50000     81,250 by 9/96

                            2/1/92               2,620          $ 0.68700            1/21/97           $ 2.50000             4/3/96
                           7/31/92           2,400,000          $ 4.00000            7/30/97           $ 3.00000            9/12/96
                           7/31/92             240,000          $ 5.40000            7/30/97           $ 3.00000
                           2/12/93              10,000          $ 0.80000            2/11/98           $ 2.50000      6,250 in 5/96
                           2/12/93              40,000          $ 3.00000            1/31/97           $ 2.50000
                          10/21/93              14,285          $ 1.75000           10/20/00           $ 1.75000
                          12/30/93             100,000          $ 0.25000            3/15/99           $ 1.62500            1/28/95
                           3/15/94             100,000          $ 0.20000            3/15/99           $ 1.50000             2/9/95
                           5/10/94              50,000          $ 1.00000            5/10/99           $ 1.25000            5/22/96
                                                ------          ---------                              ---------
Total/average
at 9/30/94                                   3,069,405          $ 3.66058                              $ 2.84511
                                             =========          =========                              =========


         Warrant balances as of September 30, 1995, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                                    DATE OF          COMMON STOCK         DATE OF
                                             NUMBER OF           WARRANT            WARRANT          PRICE DATE OF      EXERCISE OR
                     DATE OF GRANT           WARRANTS         EXERCISE PRICE       EXPIRATION            GRANT          REDEMPTION
                     -------------           --------         --------------       ----------            -----          ----------

                          2/92-7/92             112,500          $ 0.80000          5 Years          $  2.50000     81,250 by 9/96
                             2/1/92               2,620          $ 0.68700          1/21/97           $ 2.50000             4/3/96
                            7/31/92           2,400,000          $ 4.00000          7/30/97           $ 3.00000            9/12/96
                            7/31/92             240,000          $ 5.40000          7/30/97           $ 3.00000
                            2/12/93              10,000          $ 0.80000          2/11/98           $ 2.50000      6,250 in 5/96
                            2/12/93              40,000          $ 3.00000          1/31/97           $ 2.50000
                           10/21/93              14,285          $ 1.75000         10/20/00           $ 1.75000
                            5/10/94              50,000          $ 1.00000          5/10/99           $ 1.25000            5/22/96
                           11/30/94              60,000          $ 1.00000         11/99/99           $ 1.56250            5/22/96
                           12/19/94              75,740          $ 1.95000         12/15/99           $ 1.75000           12/19/95
                             3/1/95              60,000          $ 1.00000          2/28/00           $ 1.75000            5/22/96
                            3/23/95              50,000          $ 0.25000          3/23/01           $ 1.25000
                            3/23/95              50,000          $ 0.25000          3/23/02           $ 1.25000
                            6/23/95              25,000          $ 1.63000          6/23/01           $ 1.62500
                            6/23/95              25,000          $ 1.63000          6/23/02           $ 1.62500
                            6/24/95             250,000          $ 1.79000          6/23/00           $ 1.62500
                            9/12/95             295,455          $ 6.00000          9/11/00           $ 5.03125
                            9/12/95             147,727          $ 6.00000          9/11/00           $ 5.03125
                            9/12/95             162,500          $ 6.00000          9/11/00           $ 5.03125
                            9/15/95             352,000          $ 6.00000          9/11/00           $ 5.43750
                                              ---------          ---------                            ---------
Total/average
at 9/30/95                                    4,422,827          $ 4.01521                            $ 3.23898
                                              =========          =========                            =========

         Warrant balances as of September 30, 1996, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                                    DATE OF          COMMON STOCK         DATE OF
                                             NUMBER OF           WARRANT            WARRANT          PRICE DATE OF      EXERCISE OR
                     DATE OF GRANT           WARRANTS         EXERCISE PRICE       EXPIRATION            GRANT          REDEMPTION
                     -------------           --------         --------------       ----------            -----          ----------

                       2/92-7/92              31,250          $ 0.80000            5 Years           $ 2.50000
                         7/31/92             240,000          $ 5.40000            7/30/97           $ 3.00000
                         2/12/93               3,750          $ 0.80000            2/11/98           $ 2.50000
                         2/12/93              40,000          $ 3.00000            1/31/97           $ 2.50000
                        10/21/93              14,285          $ 1.75000           10/20/00           $ 1.75000
                         3/23/95              50,000          $ 0.25000            3/23/01           $ 1.25000
                         3/23/95              50,000          $ 0.25000            3/23/02           $ 1.25000
                         6/23/95              25,000          $ 1.63000            6/23/01           $ 1.62500
                         6/23/95              25,000          $ 1.63000            6/23/02           $ 1.62500
                         6/24/95             250,000          $ 1.79000            6/23/00           $ 1.62500
                         9/12/95             295,455          $ 6.00000            9/11/00           $ 5.03125
                         9/12/95             147,727          $ 6.00000            9/11/00           $ 5.03125
                         9/12/95             162,500          $ 6.00000            9/11/00           $ 5.03125
                         9/15/95             352,000          $ 6.00000            9/11/00           $ 5.43750
                        12/15/95             137,386          $ 6.00000           12/14/00           $ 5.68750
                         1/17/96              50,000          $ 3.50000            1/16/00           $ 4.68750
                         1/17/96              50,000          $ 4.00000            1/16/00           $ 4.68750
                                              ------
Total/average
at 9/30/96                                 1,924,353         $ 4.64749                              $ 4.03069
                                           ---------         ==========                             =========

Common Stock:

         Fiscal year 1994. In March 1994 the Company sold 70,000 shares of common stock for $50,000 and issued a five-year warrant to purchase 100,000 shares at a price of $0.20 per share. This warrant was exercised in February 1995. In June 1994 the Company issued 387,989 shares of common stock to three creditors in settlement of liabilities of $387,989. Of these shares, 119,501 may be redeemed by the Company at $1.25 per share through June 1998. The remaining 268,488 shares are subject to redemption at a price to be negotiated.

         Fiscal year 1995. On December 12, 1994 the Company issued a 5% Convertible Note due December 31, 1997 in the aggregate principal amount of $800,000. The note was convertible into common stock at a discount to market, with $400,000 convertible beginning on January 26, 1995 and $400,000 beginning on February 26, 1995. The entire principal amount was converted to 1,231,030 shares of common stock during January and February 1995. Warrants to purchase 75,740 shares of common stock at a price of $1.95 were issued in connection with this financing.

         Also during fiscal year 1995 the Company converted $57,500 owed to two consultants and other debt of $27,289 into 84,789 shares of common stock. Also during 1995, The Company issued 82,074 shares of common stock to employees and a consultant as additional compensation (valued at $90,173).

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

         Fiscal year 1996. On October 3, 1995, the Company received cash in the amount of $380,000 as part of a subscription receivable related to a private placement of $1,056,000, in exchange for 211,200 shares of common stock sold to an uncle of the Company's chairman at a price of $5.00 a share under a purchase agreement dated September 1, 1995. Cash in the amount of $500,000 had already been received by September 30, 1995. Of the total purchase commitment, $176,000 remains as a two-year note payable to the Company at an interest rate of 10% per year, due September 29, 1997, and is reported as a contra-equity account in shareholders equity.

         During fiscal year 1996, holders of warrants exercised their rights to purchase 452,884 shares of Common Stock at a net purchase price of $548,783. On December 27, 1995, the Company received $147,693 upon the exercise of a warrant to purchase 75,740 restricted shares of common stock at $1.95 a share. On April 3, 1996, the Company received $1,800 upon the exercise of a warrant that had been issued prior to the Company's initial public offering in 1992, to purchase 2,620 restricted shares of common stock at $0.687 a share. On May 22, 1996, the Company received $5,000 for the exercise of a warrant issued in connection with a bridge loan prior to the Company's initial public offering in 1992 to purchase 6,250 restricted shares of Common Stock at $0.80 a share. On May 22, 1996, a group of investors exercised their rights under a warrant agreement to receive 135,128 shares of restricted common stock in a "cash-less" exercise, by tendering 34,872 of a total of 170,000 shares that could be purchased by these investors under that same warrant agreement that were "in-the-money" by $3.875 a share ($4.875 market price at the time of exercise less the $1.00 exercise price).

         On August 12, 1996, the Company called for redemption of its 1,600,000 publicly traded warrants (previously NASDAQ: XSYSW). Total cost of redemption was $278,134, including $74,938 in payments to holders at $0.05 a warrant (1,498,760 warrants actually redeemed) and $203,196 in other costs (primarily filing fees and printing and legal expense) to register shares of Common Stock underlying the publicly traded warrants and other warrants and restricted stock. Holders of 101,240 publicly traded warrants exercised their rights to purchase 151,846 shares of Common Stock at $4.00 a share for $607,384.

         During September 1996 the Company received $65,040 for the exercise of warrants issued in connection with consulting services and bridge loans prior to the Company's initial public offering in 1992, and the purchase of 81,300 shares of Common Stock at $0.80 a share.

         Other Common Stock transactions. On January 12, 1996, the Company granted 50 shares of common stock, valued at $143, to a part-time employee. On January 19, 1996, the Company issued 6,185 shares of common stock as payment for services to four consultants, valued at $23,914, for an average of $3.87 a share. On May 21, 1996, the Company assigned its rights to redeem certain restricted shares of common stock to a third party for $239,002. On August 16, 1996, the Company converted $502,552 in debt plus $46,675 in accrued interest to 196,152 shares of restricted common stock under Regulation S at a price of $2.80 a share.

         On September 12, 1996, the Company agreed to two private placements totaling $2,000,000 in exchange for common stock at a price equal to 80% of the 20 prior trading days. A portion of the cash ($325,000) was received prior to the fiscal year ended September 30, 1996, and $1,149,933 was received between October 1, 1996, and December 31, 1996, and is shown in the consolidated balance sheet as a subscription receivable at September 30, 1996. The average share price of the Common Stock issued to date as a result of this arrangement is $2.86. The remaining funds to be received under this private placement are $525,067.

8.       STOCK OPTIONS

         A total of 550,000 shares of common stock are reserved for issuance upon the exercise of options to be granted pursuant to the Company's 1991 Stock Option Plan and 1,000,000 shares for issuance under the 1996 Stock Option Plan. Options may be granted to officers, directors and employees. Transactions in the various plans are summarized below:

                                         OPTIONS
                                        AVAILABLE          GRANTED           PRICE
                                        FOR GRANT          OPTIONS         PER SHARE
                                        ---------          -------         ---------
1991 STOCK OPTION PLAN
Balance at September 30, 1993             419,400           130,600       $2.25-$2.63
     Granted                              (89,000)           89,000       $0.63-$2.26
     Canceled                              56,049           (56,049)      $1.52-$2.52
                                    -------------     -------------
Balance at September 30, 1994             386,449           163,551       $0.63-$2.52
     Granted                             (332,249)          332,249       $1.50-$1.88
     Canceled                             108,800          (108,800)      $1.50-$2.52
                                    -------------     -------------
Balance at September 30, 1995             163,000           387,000       $0.63-$2.50
     Granted                             (163,000)          163,000       $3.63-$4.69
     Canceled                                   0                 0
                                    -------------     -------------
Balance at September 30, 1996                   0           550,000

1996 STOCK OPTION PLAN
Balance at September 30, 1995           1,000,000                 0
     Granted                              (30,000)           30,000             $3.63
     Canceled                                   0                 0
                                    -------------     -------------
Balance at September 30, 1996             970,000            30,000             $3.63


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


       NAME                      AGE       POSITION

Gloria C. L. Ma, Ph.D.           48        Chairman and Chief Executive Officer

Michelle M. Mueller              42        Executive Vice President

Lawrence D. Cercone, Ph.D.       52        Vice President of Engineering

Gregory P. Hanson, CMA           50        Chief Financial Officer

Andrew J. Lampe                  64        Director of Marketing and Sales

William J. Dale                  63        Director of the Company

Robert E. Farris                 68        Director of the Company

Walter Geer                      47        Director of the Company

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

         MS. MUELLER was appointed Executive Vice President in mid-September 1996. For the past eleven years Ms. Mueller has been with The Titan Corporation, where she reached the position of Vice President, in charge of administration, commercial real estate, and corporate communications. Prior to that she held management positions with E. F. Hutton Life Insurance Company and The Bendix Corporation. Ms. Mueller has a B.A. in Communications from Eastern Michigan University, a masters degree in mass communications from Morehead State University, and an M.B.A. degree from Syracuse University.

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

         MR. HANSON was appointed Vice President and Chief Financial Officer
(CFO) of the Company in October 1995. From May 1993 to September 1995, Mr. Hanson held a number of financial positions with Titan Information Systems Corporation, a diversified telecommunications company, including acting CFO. From January 1992 to May 1993, Mr. Hanson served as CFO of Onsite Energy, an energy service and finance company. From February 1990 to December 1991, Mr. Hanson was CFO for Catrel USA, a waste resource recovery company. Prior to 1989 he held management positions with Ford Motor Company and Solar Turbines Incorporated (a Caterpillar subsidiary). Mr. Hanson has a B.S. degree in Mechanical Engineering from Kansas State University and an M.B.A. degree from the University of Michigan. He is a Certified Management Accountant and has passed the examination for Certified Public Accountants.

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

         MR. FARRIS is a former Federal Highway Administrator. Mr Farris has a long distinguished career in transportation administration, both at the federal and state government level. For the past seven years, he has been working with industry as an international consultant on transportation issues with special emphasis on the development of public/private partnerships. From 1986 to 1989 Mr. Farris served as the Federal Highway Administrator, a position appointed by President Reagan and confirmed by the Untied States Senate. This position is one of four top administrative offices in the U.S. Department of Transportation. Mr. Farris had responsibility for more than 3,000 employees and a budget in excess of $13 billion.

         MR. GEER is a co-founder and President of Greymar Associates, LLC, a full-service residential real estate development company. Mr. Geer has over 25 years of building industry and construction experience, working with both public and private sector organizations, particularly in the field of introducing new and non-traditional building and construction technologies. He has served as a consultant, speaker or expert witness to the California State Senate, the United States Congress, the Harvard Joint Center for Housing, the U.S./Mexico Border Trade Alliance, the American Institute of Architects, the National Association of Home Builders, the State Senate of Hawaii, the European Reconstruction Bank, and numerous local and regional building departments and universities. Mr. Geer received a Bachelor of Architecture degree from California Polytechnic at San Luis Obispo, California.

             All directors serve for a term of one year and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, officers and each beneficial owner of more than 10% of the Common Stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports periodically disclosing their transactions in the Company's securities. Based on a review of such reports, the Company has noted that Form 5 was not filed on the specified due dates by Dr. Ma, Law Biu Biu, William Dale, Walter Geer, Gregory Hanson, and Lawrence Cercone.

ITEM 10. EXECUTIVE COMPENSATION.

             Item 10 is incorporated by reference to the proxy statement to be filed on or about January 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             Item 11 is incorporated by reference to the proxy statement to be filed on or about January 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Item 12 is incorporated by reference to the proxy statement to be filed on or about January 31, 1997.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)   Index to Financial Statements

                                                                                                 Page
                                                                                                 ----
         Report of Independent Auditors                                                           11

         Consolidated Balance Sheets at September 30, 1996 and 1995                               12

         Consolidated Statements of Operations for the years ended                                13
         September 30, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity for the                                  14
         three years ended September 30, 1996

         Consolidated Statements of Cash Flows for the years ended                                15
         September 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements                                               16

(a)(2)   Exhibits

          The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

Reports on Form 8-K

          On October 31, 1996, the Company filed a current report on Form 8-K giving evidence that the Company is in compliance with the minimum listing requirements for Nasdaq, as of September 30, 1996.

                            XXSYS TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

                                  (Item 13(a))
Exhibit
Number                 Description
------                 -----------

3.1      (1)      Restated Articles of Incorporation.
3.1.1    (3)      Certificate of Amendment to Articles of Incorporation.
3.2      (1)      Restated Bylaws.
4.0      (4)      Certificate of Determination for Registrant's Series A
                  Preferred Stock.
10.1     (1)      Employment Agreement dated September 7, 1991 between
                  Registrant and Gloria C.L. Ma.
10.2              Lease Agreement dated October 26, 1995 between Registrant and
                  Viewridge Business Park.
10.3     (1)      Form of Indemnification Agreement between Registrant and its officers and directors.
10.4              1991 Stock Option Plan dated December 14, 1991, as amended.
10.5     (2)      Warrant dated August 12, 1992 issued to H. J. Meyers & Co.,
                  Inc.
10.6     (2)      Stock Escrow Agreement among Registrant, American Stock
                  Transfer and Trust Company and certain stockholders of
                  Registrant.
10.7     (2)      Agreement between certain of Registrant's stockholders and H.
                  J. Meyers  & Co., Inc. with respect to transferability of
                  shares.
10.8     (2)      Letter agreement between Registrant and H. J. Meyers & Co.,
                  Inc. pertaining to mergers and acquisitions.
10.9     (1)      Form of Warrant issued in 1992 bridge financing.
10.10    (3)      Memorandum of Understanding dated February 12, 1993 among the members of the Advanced Composite Technology Transfer (ACTT)
                  Consortium.
10.11    (3)      Cooperation Agreement dated July 21, 1993 among Composite
                  Retrofit Corporation, Hercules Incorporated, FCI Constructors,
                  and Ciba Composites Division, Ciba-Geigy Corporation.
10.12    (5)      Warrant Agreement dated December 30, 1993 between the Company and Mr. S. Georgiev.
10.13    (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.14    (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $20,000.
10.15    (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $10,000.
10.16    (6)      Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.17    (6)      Form of Warrant Agreement issued to holders of Registrant's
                  Promissory Note dated May 10, 1994.
10.18    (7)      Registrant's November 30, 1994 Amendment to Note and Warrant
                  Agreement dated May 10, 1994, in the amount of $35,000.
10.19    (7)      Registrant's November 30, 1994 Amendment to Note and Warrant
                  Agreement dated May 10, 1994, in the amount of $20,000.
10.20    (7)      Registrant's November 30, 1994 Amendment to Note and Warrant
                  Agreement dated May 10, 1994, in the amount of $10,000.
10.21    (7)      Registrant's November 30, 1994 Amendment to Note and Warrant
                  Agreement dated May 10, 1994, in the amount of $35,000.
10.22    (7)      Form of Warrant Agreement issued to holders of Registrant's
                  Promissory Notes, Amended November  30, 1994.
10.23    (7)      Letter Agreement between Company and Steven Georgiev dated
                  January 4, 1995.
10.24    (8)      Agreement regarding separation of employment of Paul W.
                  Pendorf and William J. Timmerman dated March 25, 1995.
10.25    (9)      Registrant's Promissory Note dated March 25, 1995 in the
                  amount of $200,000 and related Warrant Agreement.
10.26    (9)      Registrant's Promissory Note dated March 26, 1995 in the
                  amount of $100,000 and related Warrant Agreement.
10.27    (9)      Registrant's Promissory Note dated May 10, 1995 in the amount of $110,000 and related Warrant Agreement.
10.28    (10)     Registrant's Promissory Note dated July 28, 1995 in the
                  amount of $93,000 and related Warrant Agreement.

Exhibit
Number                              Description
------                              -----------

10.29    (10)     Registrant's Promissory Note in the amount of $247,202,
                  effective September 12, 1995, together with related Warrant
                  Agreement and rescission of agreement to accept common stock in lieu of loan.
10.30    (10)     Registrant's Promissory Note in the amount of $123,601,
                  effective September 12, 1995, together with related Warrant
                  Agreement and rescission of agreement to accept common stock in lieu of loan.
10.31    (10)     Registrant's Promissory Note in the amount of $131,749,
                  effective September 12, 1995, together with related Warrant
                  Agreement and rescission of agreement to accept common stock in lieu of loan.
10.32    (10)     Private placement of restricted common stock in the amount of
                  $1,056,000 and related warrant agreement.
10.33    (11)     Current report on Form 8-K, giving evidence of compliance
                  with the minimum listing requirements for Nasdaq.
10.34             Two private placements of restricted common stock in the
                  amount of $1,000,000 each, dated September 15, 1996.

Notes:

  (1) Incorporated by reference to Form S-1 dated July 16, 1992, File No. 33-47018.
  (2) Incorporated by reference to Form 10-K for the year ended September 30, 1992.
  (3) Incorporated by reference to Form 10-K for the year ended September 30, 1993.
  (4)  Incorporated by reference to Form 8-K dated May 12, 1994.
  (5) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1993.
  (6) Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1994.
  (7) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1994.
  (8)  Incorporated by reference to Form 8-K dated April 10, 1995.
  (9) Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1995.
 (10) Incorporated by reference to the original Form 10-KSB for the year ended September 30, 1995, filed on January 15, 1996.
 (11)  Incorporated by reference to Form 8-K dated October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XXSYS TECHNOLOGIES, INC.

January 10, 1997                       By:  /s/  Gloria C. L. Ma
                                           ------------------------------------
                                                 Gloria C. L. Ma
                                          Chairman and Chief Executive Officer


                                       By:  /s/  Gregory P. Hanson
                                           ------------------------------------
                                                 Gregory P. Hanson
                                               Chief Financial Officer
                                              (Principal Financial and
                                                  Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


        Signature                        Title                                      Date
        ---------                        -----                                      ----
 /s/       Gloria C. L. Ma             Chairman, Chief Executive                January 10, 1997
----------------------------------     Officer and Director
           Gloria C. L. Ma


 /s/       Gregory P. Hanson           Chief Financial Officer                  January 10, 1997
----------------------------------
           Gregory P. Hanson


/s/        Robert E. Farris            Director                                 January 10, 1997
----------------------------------
           Robert E. Farris


/s/        Walter Geer                 Director                                 January 10, 1997
----------------------------------
           Walter Geer


/s/        William J. Dale             Director                                 January 10, 1997
----------------------------------
           William J. Dale