Form 10QSB
period 1996-12-31
XXSYS TECHNOLOGIES INC /CA
filed 1997-02-19
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    -----------------------------------------

                For the quarterly period ended December 31, 1996



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value -- 7,375,176 shares outstanding on February 14, 1997.

Transitional Small Business Disclosure Format (check one):  Yes  X  No
                                                                ---   ---

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

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                             DECEMBER 31,          SEPTEMBER 30,
ASSETS                                                                           1996                   1996
                                                                             ------------          ------------
Current Assets:
    Cash and cash equivalents                                                $    214,526          $    184,489
    Cash in escrow (Note 3)                                                       314,498                   -
    Accounts receivable                                                            96,198                75,602
    Stock subscription receivable (Note 2)                                        200,000             1,149,933
    Inventory                                                                      19,480                19,480
    Prepaid expenses and other                                                     74,995                89,967
                                                                             ------------          ------------
          Total current assets                                                    919,697             1,519,471

Machinery, equipment and furniture, net of
   accumulated depreciation of $528,544 and $478,640                            1,276,504               962,705

Cash in escrow (Note 3)                                                               -                 175,000

Deferred costs                                                                     17,083                  --

Patents, net of amortization of $125,866 and $121,058                              39,724                44,532
                                                                             ------------          ------------
          Total assets                                                       $  2,253,008          $  2,701,708
                                                                             ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                         $    327,665          $    324,823
    Accrued compensation                                                          102,706                37,119
    Accrued liabilities                                                           193,632               112,019
    Related party accrued expenses                                                 51,149                20,564
    Current portion, long-term debt                                                61,733                75,803
                                                                             ------------          ------------
            Total current liabilities                                             736,885               570,328

Long-term debt, less current portion                                               59,840                67,848
Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                                      450,000               450,000
    Common stock, no par value
        Shares authorized  --  20,000,000;
        Issued and outstanding  -- 7,375,176/7,270,101                         15,324,537            15,099,537
Accumulated deficit                                                           (13,806,481)          (12,986,117)
Note receivable for preferred stock                                              (313,737)             (306,288)

Note receivable for common stock                                                 (198,036)             (193,600)
Deferred compensation                                                                 -                     -
                                                                             ------------          ------------
          Total shareholders' equity                                            1,456,283             2,063,532
                                                                             ------------          ------------
               Total liabilities and shareholders' equity                    $  2,253,008          $  2,701,708
                                                                             ============          ============

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                   1997                  1996
                                                -----------          -----------
Revenues:
    Sales                                       $        -           $       -
    Contract revenues                               103,918              188,000
                                                -----------          -----------
         Total revenues                             103,918              188,000

Operating expenses:
    Cost of equipment                                   -                    -
    Cost of services                                151,357              124,302
    Selling, general and administrative             927,743              513,100
    Research and development                         25,203                  -
                                                -----------          -----------
         Total operating expenses                 1,104,303              637,402

Operating loss                                   (1,000,385)            (449,402)

Interest income                                      13,571               27,253
Other income (6)                                    169,498              122,820
Interest expense                                     (3,049)             (20,558)
                                                -----------          -----------

Net loss                                        $  (820,365)         $  (319,887)
                                                ===========         ===========

Net loss per share                              $      (.11)        $      (.05)
                                                ===========         ===========

Weighted average number of shares
outstanding                                       7,297,819            6,077,784
                                                ===========          ===========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                     1997                 1996
                                                                                 -----------          -----------
Cash flows from operating activities:
    Net loss                                                                     $  (820,365)         $  (319,887)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                                                 54,711               33,902
        Non-cash compensation                                                            -                    -
        Accrued interest income                                                      (11,884)             (11,341)
        Changes in assets and liabilities:
            Investments                                                                  -                    -
            Accounts receivable                                                      (20,596)            (130,120)
            Cash in escrow                                                          (139,498)                 -
            Inventories                                                                  -                    -
            Prepaid expenses and other                                                14,972              (25,489)
            Accounts payable                                                           2,842              (87,112)
            Accrued liabilities                                                      147,200               58,738
            Related party accrued expenses                                            30,585                1,479
                                                                                 -----------          -----------
                 Net cash used in operating activities                              (742,033)            (479,830)

Cash flows from investing activities:
    Purchase of machinery and equipment                                             (363,702)            (158,685)
    Deferred costs                                                                   (17,083)           1,102,181
    Other assets                                                                         -                (19,879)
                                                                                 -----------          -----------
         Net cash used in investing activities                                      (380,785)             923,617

Cash flows from financing activities:
    Sale of common stock                                                           1,149,933              380,000
    Warrant redemption costs                                                             -                (42,500)
    Exercise of warrants                                                              25,000              147,693
    Issuance of convertible notes                                                        -                    -
    Issuance of other notes payable                                                      -                    -
    Repayment of notes payable                                                       (22,078)            (193,000)
    Payments of related party debt                                                       -                    -
                                                                                 -----------          -----------
        Net cash from financing activities                                         1,152,855              292,193

Net increase (decrease) in cash                                                       30,037              735,980
Cash and cash equivalents -- beginning of period                                     184,489              148,562
                                                                                 -----------          -----------

Cash and cash equivalents at end of period                                       $   214,526          $   884,542
                                                                                 ===========          ===========



                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1996, contained in the Company's Form 10-K. The results of operations for the three-month period ended December 31, 1996, are not necessarily indicative of results for the entire year.

2.   STOCK SUBSCRIPTIONS RECEIVABLE

         The stock subscriptions receivable at December 31, 1996, of $200,000 represent cash received by the Company in February 1997 as partial payment for stock purchased under a stock purchase agreement that the Company signed on September 12, 1996. The stock subscription receivable at September 30, 1996, of $1,149,933 represents cash received by the Company from October 1, 1996, to December 31, 1996, as part of that same stock purchase agreement. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for each of the periods ended September 30, 1996 and December 31, 1996.

3.  CASH IN ESCROW

         Cash in escrow represents the Company's contractual share of payment of a consulting fee made part of a settlement of a lawsuit in 1995, net of legal fees. The Funds were held in escrow pending settlement of a dispute between the Company and its former president. On January 14, 1997, the Company reached settlement with the former president, in which $314,498 was received by the Company from the funds held in escrow. The amount received by the Company has been shown as a current asset as of December 31, 1996.

4.  COMMITMENTS

         At December 31, 1996, the Company had a commitment to purchase a column wrapping machine designated for wrapping columns up to two feet in diameter. The cost to complete the machine, Robo Jr.(TM), was approximately $231,663.

5.  SHAREHOLDERS' EQUITY

Common Stock:

         During October and November 1996, the Company received $25,000 from four individuals who exercised warrants to purchase 31,250 restricted shares of Common Stock at $0.80 per share.

         During the period from October 11, 1996, to December 31, 1996, the Company received cash in the amount of $1,149,933 from two individuals as part of subscriptions receivable for 406,998 shares of restricted Common Stock under Regulation S. The average share price of Common Stock issued to these two individuals during this period was $2.83.

         In February 1997 the Company received $200,000 as part of a $1,000,000 private placement agreement signed on September 12, 1996. The amount received is shown as a subscription receivable at December 31, 1996. The average price per share of the Common Stock issued was $2.75. The remaining funds to be received under this private placement as of February 14, 1997, are $325,067.

6.  OTHER INCOME

         Other income of $169,498 in fiscal 1997 represents the net effect of the Company's receipt of payment of a consulting fee from a composite materials company, less an amount paid to the company's former president in settlement of a prior dispute with the former president over rights to the consulting fee, and other matters.

         Other income of $122,820 in fiscal 1996 represents the net effect of the Company's settlement of a lawsuit in which it claimed breach of contract and breach of fiduciary relationship against third parties who interfered with Company's efforts to acquire a composite materials company.

RESULTS OF OPERATIONS

First Quarter of Fiscal 1997 Compared to First Quarter of 1996

         Revenues of $103,918 were recorded in the fiscal quarter ended December 31, 1996, the first quarter of the Company's 1997 fiscal year, representing a decrease of $84,082, or 45%, compared with the first quarter of fiscal 1996. The decrease in revenues was due to decreases in contract work performed under research grants from the National Institute of Standards and Technology (NIST) and the Advanced Research Projects Agency (ARPA) which were used to help validate the application of the Company's carbon composite jacketing technology for seismic retrofit. In December The Company began its first seismic retrofit of bridge columns for the California Department of Transportation (CALTRANS). The project was completed in January 1997.

         Total operating expenses of $1,104,303 in the first quarter 1997 increased by $466,901, or 73%, over the first quarter of fiscal 1996. The cost of services of $151,357 represented 146% of contract revenues. Research and development efforts for the quarter were for the development of new products over the next two to three year horizon. A substantial portion of the R&D work continues to be performed under government research contracts and has been reported as a cost of services. Selling, general and administrative expenses increased by $414,643, or 81%, to $927,743, as a result of higher marketing and sales activity as the Company expands its sales and marketing efforts in other states.

         Interest income during the first quarter decreased to $13,571, compared to $27,253 in the first quarter of the prior year. Other income is primarily the result of consulting fees received from a composite materials company (see Note 6, Other Income).

         The net loss for the first quarter of fiscal 1997 of $820,365 represents an increase of $500,478 over the net loss of $319,887 in the first quarter of 1996. The expansion of the Company's sales and marketing efforts nationwide to both the public and private sectors was the primary reason for the higher losses. On a per share basis, the net loss was $0.11 in the first quarter 1997, compared to $0.05 in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1997, the Company incurred losses in pursuing the commercialization of its composite retrofit business primarily because of the high level of expense in conducting small demonstration projects and seminars in Southern California and neighboring states. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects and seminars, which are expected to continue to grow throughout 1997. The Company has completed projects and generated revenue now in both the public and private sectors in two states, Utah and California. The Company's losses and cash outflows in support of this strategy for the first quarter 1997 are consistent with its 1997 Operating Plan.

         The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business. The Company reported at the beginning of its fiscal year that approximately $5.5 million in capital will be necessary to sustain operations and capital equipment purchases throughout the 1997 fiscal year. During the first quarter ended December 31, 1996, the Company received $1,149,933 from the sale of 406,998 shares of restricted Common Stock through two private placements under Regulation S and $25,000 from the exercise of warrants to purchase 31,250 shares of restricted Common Stock. An additional $200,000 was received in February 1997 as part of the sale of restricted Common Stock under the same private placements. The Company's cash outflows and net working capital balance as of December 31, 1996, are consistent with management's 1997 fiscal year operating plan.

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

           None


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       XXSYS TECHNOLOGIES, INC.

 February 17, 1997



                                       By: /s/  Gregory P. Hanson
                                          --------------------------------
                                                 Gregory P. Hanson
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)