Form 10QSB
period 1997-03-31
XXSYS TECHNOLOGIES INC /CA
filed 1997-05-15
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------

                  For the quarterly period ended March 31, 1997



                         Commission File Number: 0-20376


                            XXSYS TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         California                                         33-0161808
-------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                              4619 Viewridge Avenue
                    ----------------------------------------
                           San Diego, California 92123
                    (Address of principal executive offices)

                                 (619) 974-8200
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value -- 7,905,092 shares outstanding on May 15, 1997.

Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

                            XXSYS TECHNOLOGIES, INC.

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                             PAGE
                                                             ----
         Condensed Consolidated Balance Sheets                 3

         Condensed Consolidated Statements of Operations       4

         Condensed Consolidated Statements of Cash Flows       5

         Notes to Consolidated Financial Statements          6-9

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    MARCH 31,        SEPTEMBER 30,
ASSETS                                                                1997              1996
                                                                   -----------        -----------
Current Assets:
    Cash and cash equivalents                                      $    75,936        $   184,489
    Trade accounts receivable                                          175,900             75,602
    Stock subscription receivable (Note 2)                                             1, 149,933
                                                                       903,000
    Inventory and work in process                                                          19,480
                                                                        96,759
    Prepaid expenses and other                                          61,094             89,967
                                                                   -----------        -----------
          Total current assets                                       1,312,689          1,519,471

Machinery, equipment and furniture, net of
   accumulated depreciation of  $593,180 and $ 478,640               1,257,528            962,705

Cash in escrow                                                               -            175,000

Deferred costs                                                          49,172                 --

Patents, net of amortization of $130,675 and $121,058                   40,192             44,532
                                                                   -----------        -----------
          Total assets                                             $ 2,659,581        $ 2,701,708
                                                                   ===========        ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                $  286,990        $   324,823
    Accrued compensation                                                88,243             37,119
    Accrued liabilities                                                140,313            112,019
    Related party accrued expenses                                      27,736             20,564
    Current portion, long-term debt                                     40,913             75,803
                                                                   -----------        -----------
            Total current liabilities                                  584,195            570,328

Long-term debt, less current portion                                    56,408             67,848
Commitments and contingencies (Note 3)

Shareholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                           450,000            450,000
    Common stock, no par value
        Shares authorized  --  20,000,000;
        Issued and outstanding  -- 7,905,092 /  7,270,101           16,816,537         15,099,537
Accumulated deficit                                                (14,724,159)       (12,986,117)
Note  receivable for preferred stock                                  (321,024)          (306,288)
Note receivable for common stock                                      (202,376)          (193,600)
Deferred compensation
                                                                         -                  -
                                                                   -----------        -----------
          Total shareholders' equity                                 2,018,978          2,063,532
                                                                   -----------        -----------
               Total liabilities and shareholders' equity          $ 2,659,581        $ 2,701,708
                                                                   ===========        ===========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    MARCH 31,                     MARCH 31,
                                               1997           1996           1997           1996
                                            ---------      ---------   ------------      ---------
Revenues:
    Commercial sales and services          $   31,041      $      --    $    75,622     $       --

    Government research contracts             128,353        148,685        187,690        336,685
                                            ---------      ---------   ------------      ---------
         Total revenues                       159,394        148,685        263,312        336,685

Operating expenses:
    Cost of services                          159,132         98,812        310,489        223,114
    Selling, general and administrative       903,861        541,310      1,831,604      1,054,410
    Research and development                   84,828         28,651        110,031         28,651
                                            ---------      ---------   ------------      ---------
         Total operating expenses           1,147,821        668,773      2,252,124      1,306,175
                                            ---------      ---------   ------------      ---------

Operating loss                               (988,427)      (520,088)    (1,988,812)      (969,490)

Interest income                                12,042         17,731         25,613         44,984
Other income(5)                                62,077        249,999        231,575        372,819
Interest expense                               (3,370)       (17,013)        (6,419)       (37,571)
                                            ---------      ---------   ------------      ---------

Net loss                                   $ (917,678)     $(269,371)   $(1,738,043)    $ (589,258)
                                            =========      =========   ============      =========


Net loss per share                         $     (.12)     $    (.04)   $      (.24)  $       (.10)
                                            =========      =========   ============      =========

Weighted average number of shares
outstanding                                 7,376,516      6,148,020      7,337,168      6,112,902
                                            =========      =========   ============      =========

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          SIX MONTHS ENDED MARCH 31,

                                                             1997           1996
                                                         -----------    -----------
Cash flows from operating activities:
    Net loss                                             $(1,738,043)   $  (589,258)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                        124,157         77,024
        Non-cash compensation                                   --              143
        Accrued interest income                              (23,511)       (22,561)
        Changes in assets and liabilities:
            Investments                                         --             --
            Accounts receivable                             (100,298)       (53,438)
            Cash in escrow                                   175,000       (175,000)
            Inventories                                      (77,279)          --
            Prepaid expenses and other                        28,873        (10,494)
            Accounts payable                                 (37,833)       (78,756)
            Accrued liabilities                               79,418          8,039
            Related party accrued expenses                     7,172       (106,021)
                                                         -----------    -----------
                 Net cash used in operating activities    (1,562,344)      (950,322)

Cash flows from investing activities:
    Purchase of machinery and equipment                     (409,363)      (379,110)
    Deferred costs                                           (49,172)     1,102,181
    Other assets                                              (5,277)       (19,496)
                                                         -----------    -----------
         Net cash used in investing activities              (463,812)       703,575

Cash flows from financing activities:
    Sale of common stock                                   1,938,933        380,000
    Warrant redemption costs                                    --          (87,051)
    Exercise of warrants                                      25,000        147,693
    Issuance of warrants                                        --           49,060
    Issuance of convertible notes                               --             --
    Issuance of other notes payable                             --             --
    Repayment of notes payable                               (46,330)      (193,000)
    Payments of related party debt                              --             --
                                                         -----------    -----------
        Net cash from financing activities                 1,917,603        296,702

Net increase (decrease) in cash                             (108,553)        49,955
Cash and cash equivalents -- beginning of period             184,489        148,562
                                                         -----------    -----------

Cash and cash equivalents at end of period               $    75,936    $   198,517
                                                         ===========    ===========



                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1996, contained in the Company's Form 10-K. The results of operations for the six-month period ended March 31, 1997, are not necessarily indicative of results for the entire year.

2.   STOCK SUBSCRIPTIONS RECEIVABLE

         The stock subscriptions receivable at March 31, 1997, of $903,000 represent cash received by the Company in April and May 1997 as partial payment for stock purchased under stock purchase agreements that the Company signed on September 12, 1996, and March 18, 1997. The stock subscription receivable at September 30, 1996, of $1,149,933 represents cash received by the Company from October 1, 1996, to December 31, 1996, as part of the stock purchase agreements signed on September 12, 1996. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for each of the periods ended September 30, 1996, and March 31, 1997.

3.  COMMITMENTS

         At March 31, 1997, the Company had commitments totaling $538,750 to complete construction of two column wrapping machines. In April 1997, the Company took delivery of Robo Jr.(TM), which wraps columns up to three feet in diameter.

4.  SHAREHOLDERS' EQUITY

Common Stock:

         During October and November 1996, the Company received $25,000 from four individuals who exercised warrants to purchase 31,250 restricted shares of Common Stock at $0.80 per share.

         During the period from October 11, 1996, to March 31, 1997, the Company received cash in the amount of $1,608,933 from two individuals in exchange for 573,908 shares of restricted Common Stock under Regulation S under two private placement agreements for $2 million, signed on September 12, 1996. The average share price of Common Stock issued to these two individuals during this period was $2.80. On March 18, 1997, the two individuals exercised their rights to purchase an additional $2 million, of which the Company had received cash of $330,000 from one individual before March 31, 1997, in exchange for 127,407 shares of restricted Common Stock at an average price of $2.59 a share.

         In April 1997 the Company received the remaining $66,067 of the $1,000,000 private placement agreement signed on September 12, 1996, in exchange for 21,742 shares of restricted Common Stock, for an average price of $3.04 a share. In April and May 1997 the Company received $836,933 in exchange for 287,682 shares of restricted Common Stock as part of the $2,000,000 private placement agreements signed on March 18, 1997, for an average price of $2.91 a share. The amounts received after March 31, 1997, but before publication of this financial statement are included in total Subscriptions Receivable at March 31, 1997. The remaining funds to be received under private placements as of May 15, 1997, are $833,067.

5.  OTHER INCOME

         Other income of $62,077 for the three months ended March 31, 1997, represents final settlement of a dispute with the former president over rights to a consulting fee from a composite materials company and other matters. The Company previously reported other income of $169,498 for the three months ended December 31, 1996, for the consulting fee.

         Other income of $249,999 for the second quarter of fiscal 1996 and $372,819 for the first half of fiscal 1996 represents the net effect of the Company's settlement of a lawsuit in which it claimed breach of contract and breach of fiduciary relationship against third parties who interfered with Company's efforts to acquire a composite materials company.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 1997 Compared to Second Quarter of 1996

         Revenues of $159,394 were recorded in the fiscal quarter ended March 31, 1997, the second quarter of the Company's 1997 fiscal year, representing an increase of $10,709, or 7%, compared with the second quarter of fiscal 1996. Government contracts represented 81% of revenues as compared to 100% government contract work in 1996. Commercial contracts represented 19% of revenues in the second quarter 1997. In January the Company completed its first seismic retrofit contract on Interstate 5 in San Diego for the California Department of Transportation (Caltrans).

         Total operating expenses of $1,147,821 in the second quarter 1997 increased by $479,048, or 72%, over the second quarter of fiscal 1996. The cost of services of $159,132 represented 100% of contract revenues. A substantial portion of the R&D work continues to be performed under government research contracts and has been reported as a cost of services. Research and development costs in excess of reimbursements by government agencies are reported as research and development expense. Selling, general and administrative expenses increased by $362,551, or 67%, to $903,861, in 1997 as a result of continued higher marketing and sales activity as the Company continues to expand its sales and marketing efforts to other states in the United States and other countries.

         Sales and marketing efforts are beginning to take effect, as the Company has reported results on both a domestic and international basis. On March 21, 1997, the Company announced that it had signed a letter of intent to form a joint venture in Saudi Arabia with NAFA Enterprises, Ltd. NAFA is one of the largest and fastest-growing companies in Saudi Arabia, with over 3,000 employees. The company provides bridge maintenance and construction services in both Saudi Arabia and surrounding countries. On May 5, 1997, the Company announced that it was awarded a $551,000 subcontract to retrofit 176 spandrel columns of the Arroyo Seco Bridge in Pasadena, California. This is the first contract awarded by Caltrans to retrofit a historic arch bridge, which specified the exclusive use of composite jackets.

         Interest income during the first quarter decreased to $12,042, compared to $17,731 in the second quarter of the prior year. Other income is primarily the result of consulting fees received from a composite materials company (see
Note 5, Other Income).

         The net loss for the second quarter of fiscal 1997 of $917,678 represents an increase of $648,307 over the net loss of $269,371 in the second quarter of 1996. On a per share basis, the net loss was $0.12 in the second quarter 1997, compared to $0.04 in the second quarter of 1996. The expansion of the Company's sales and marketing efforts nationwide to both public and private sectors was the primary reason for the higher losses.

Six Months of 1997 Compared to Six Months of 1996

         Revenues of $263,312 were recorded for the six months ended March 31, 1997, representing a decrease of $73,373, or 22%, compared with the first six months of fiscal 1996. Government contracts represented 71% of total revenues, compared to 100% in 1996. As the Company's technology gained commercial acceptance, revenues have decreased from research and development grants from the National Institute of Standards and Technology (NIST) and the Advanced Research Projects Agency (ARPA) which were used to validate the commercial application of the Company's carbon composite jacketing technology for seismic retrofit. The reduction in revenues from government grants through the first six months was partially offset by an increase in commercial revenues from commercial sales contracts.

         Total operating expenses of $2,252,124 in the first six months of 1997 increased by $945,949, or 72%, over the comparable period of fiscal 1996. The cost of services of $310,489 represented 118% of contract revenues. Research and development efforts for the first half were for the development of new products over the next two to three year horizon. Selling, general and administrative expenses increased by $777,194, or 74%, to $1,831,604, as a result of higher marketing and sales activity as the Company expands its sales and marketing efforts in other states.

         Interest income during the first six months decreased to $25,613, compared to $44,984 in the first half of the prior year. Other income is primarily the result of consulting fees received from a composite materials company (see Note 5, Other Income).

         The net loss for the first half of fiscal 1997 of $1,738,043 represents an increase of $1,148,785 over the net loss of $589,258 in the first half of 1996. On a per share basis, the net loss was $0.24 in the first half of 1997, compared to $0.10 in the first half of 1996. The expansion of the Company's sales and marketing efforts nationwide to both public and private sectors was the primary reason for the higher losses.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal 1997, the Company incurred losses in pursuing the commercialization of its composite retrofit business primarily because of increased expense of marketing and business development expense and in conducting small demonstration projects and seminars in Southern California and neighboring states. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects and seminars, which are expected to continue to grow throughout 1997. The Company has completed projects and generated revenue now in both the public and private sectors in two states, Utah and California. The Company also increased the number of Robo-Wrapper(TM) machines to three and a fourth is under construction.

         The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business. The Company reported at the beginning of its fiscal year that approximately $5.5 million in capital will be necessary to sustain operations and capital equipment purchases throughout the 1997 fiscal year. During the first half ended March 31, 1997, the Company received $1,938,933 from the sale of 701,315 shares of restricted Common Stock through four private placements and $25,000 from the exercise of warrants to purchase 31,250 shares of restricted Common Stock. An additional $903,000 was received in April and May 1997 as part of the sale of 309,424 shares of restricted Common Stock under the private placements. The Company's sale of stock, cash outflows to develop the business, and net working capital balance as of March 31, 1997, are consistent with management's 1997 fiscal year operating plan.


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

           Form 8-K was filed on May 15, 1997.


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                XXSYS TECHNOLOGIES, INC.

 May 15, 1997



                                By: /s/  Gregory P. Hanson
                                   --------------------------------------
                                         Gregory P. Hanson
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)