Form 10QSB
period 1997-06-30
XXSYS TECHNOLOGIES INC /CA
filed 1997-08-14
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

                  For the quarterly period ended June 30, 1997



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- 8,642,717 shares outstanding on August 13, 1997.

Transitional Small Business Disclosure Format (check one):  Yes  [X]   No

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

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                   JUNE 30,        SEPTEMBER 30,
                                                                     1997              1996
                                                                 ------------       ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                        $  1,391        $   184,489
    Restricted certificates of deposit (Note 2)                       451,133                 -
    Trade accounts receivable                                         238,491             75,602
    Stock subscription receivable (Note 3)                            607,000          1,149,933
    Inventory and work in process                                     186,959             19,480
    Prepaid expenses and other                                         71,028             89,967
                                                                 ------------       ------------

          Total current assets                                      1,556,002          1,519,471

Machinery, equipment and furniture, net of
   accumulated depreciation of  $659,088 and $ 478,640              1,604,548            962,705

Cash in escrow                                                             -             175,000
Patents, net of amortization of $113,546 and $105,532                  68,499             44,532
Other non-current assets                                               94,715                -
                                                                 ------------       ------------
          Total assets                                            $ 3,323,764        $ 2,701,708
                                                                 =============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                              $   609,259       $    324,823
    Accrued compensation                                              173,160             37,119
    Accrued liabilities                                               206,727            112,019
    Related party accrued expenses                                     35,920             20,564
    Current portion, long-term debt                                    26,542             75,803
                                                                 ------------       ------------
            Total current liabilities                               1,051,608            570,328

Long-term debt, less current portion                                   87,736             67,848
Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                          450,000            450,000
    Common stock, no par value
        Shares authorized  --  20,000,000;
        Issued and outstanding  -- 8,642,717/7,270,101             18,356,052         15,099,537
Accumulated deficit                                               (16,086,477)       (12,986,117)
Note receivable for preferred stock                                  (328,392)          (306,288)
Note receivable for common stock                                     (206,763)          (193,600)
Deferred compensation
                                                                           -                  -
                                                                 ------------       ------------
                                                                           -                  -
          Total shareholders' equity                                2,184,420          2,063,532
                                                                 ------------       ------------
               Total liabilities and shareholders' equity        $  3,323,764       $  2,701,708
                                                                 ============       ============


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                           1997             1996             1997               1996
                                                        -----------      ----------       -----------      -----------
Revenues:
    Commercial sales and services                       $    56,999        $      -       $   132,621       $        -
    Government research contracts                            72,993          152,543          260,683          489,228
                                                        -----------      ----------       -----------      -----------
         Total revenues                                     129,992          152,543          393,304          489,228

Operating expenses:
    Cost of services                                        214,798           97,063          525,287          384,354
    Selling, general and administrative                   1,178,344          703,229        3,009,948        1,693,461
    Research and development                                104,279           18,988          214,310           47,640
                                                        -----------      ----------       -----------      -----------
         Total operating expenses                         1,497,421          819,280        3,749,545        2,125,455
                                                        -----------      ----------       -----------      -----------

Operating loss                                           (1,367,429)        (666,737)      (3,356,241)      (1,636,227)

Interest income                                              13,231           23,988           38,844           68,982
Other income (6)                                                  0                -          231,575          372,819
Interest expense                                             (1,964)         (15,529)          (8,383)         (53,100)
                                                        -----------      ----------       -----------      -----------
Net loss                                                $(1,356,162)     $  (658,278)     $(3,094,205)     $(1,247,526)
                                                        ===========      ===========      ===========      ===========

Net loss per share                                       $     (.17)     $      (.11)     $      (.41)     $      (.20)
                                                        ===========      ===========      ===========      ===========

Weighted average number of shares
outstanding                                               7,887,369        6,212,181        7,520,568        6,145,995
                                                        ===========      ===========      ===========      ===========

                             See accompanying notes

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              NINE MONTHS ENDED JUNE 30,
                                                                                1997              1996
                                                                             -----------      -----------
Cash flows from operating activities:
    Net loss                                                                 $(3,094,206)     $(1,247,526)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                                            226,818          124,848
        Non-cash compensation                                                          -              143
        Non-cash compensation for outside services                                     -          132,167
        Stock issued for services                                                  9,725                -
        Accrued interest income                                                  (36,400)         (44,621)
        Changes in assets and liabilities:
            Restricted certificates of deposit                                  (450,000)               -
            Accounts receivable                                                 (162,889)         (76,312)
            Cash in escrow                                                       175,000         (175,000)
            Inventories                                                         (167,479)         (20,438)
            Prepaid expenses and other                                            18,939          (39,326)
            Accounts payable                                                     284,436           (4,961)
            Accrued liabilities                                                  224,595            9,325
            Related party accrued expenses                                        15,356          109,129
                                                                             -----------      -----------
                 Net cash used in operating activities                        (2,956,105)      (1,232,572)

Cash flows from investing activities:
    Purchase of machinery and equipment                                         (822,291)        (552,248)
    Deferred costs                                                              (133,071)       1,102,181
    Other assets                                                                 (31,981)         (27,130)
                                                                             -----------      -----------
         Net cash used in investing activities                                  (987,343)         522,803

Cash flows from financing activities:
    Sale of common stock                                                       3,752,933          380,000
    Stock issued for pledge of collateral                                         11,790                -
    Assignment of stock powers                                                         -          239,002
    Warrant redemption costs                                                           -         (174,721)
    Exercise of warrants                                                          25,000          154,493
    Issuance of other notes payable                                               32,400           91,340
    Repayment of notes payable                                                   (61,773)        (196,639)
    Payments of related party debt                                                     -          154,480
                                                                             -----------      -----------
        Net cash from financing activities                                     3,760,350          647,955

Net increase (decrease) in cash                                                 (183,098)         (61,814)
Cash and cash equivalents -- beginning of period                                 184,489          148,562
                                                                             -----------      -----------

Cash and cash equivalents at end of period                                   $     1,391      $    86,748
                                                                             ===========      ===========



                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1996, contained in the Company's Form 10-K. The results of operations for the nine-month period ended June 30, 1997, are not necessarily indicative of results for the entire year.

2.  RESTRICTED CERTIFICATES OF DEPOSIT

         The restricted certificates of deposit at June 30, 1997, of $451,133 represent cash deposited by the Company during the third quarter 1997 into certificates of deposit, to be used as security for a letter of credit issued by Bank of America to a surety company that is underwriting a material payment and performance bond for the Company's construction projects. Of the amount held as security for the Company, $450,000 represents certificates of deposit with short-term maturities and $1,133 represents accrued interest on the CDs at June 30, 1997.

3.   STOCK SUBSCRIPTIONS RECEIVABLE

         The stock subscriptions receivable at June 30, 1997, of $607,000 represent cash received by the Company in July and August 1997 as partial payment for stock purchased under stock purchase agreements that the Company signed on March 18, 1997, and June 16, 1997. The stock subscriptions receivable at September 30, 1996, of $1,149,933 represent cash received by the Company from October 1, 1996, to December 31, 1996, as part of the stock purchase agreements signed on September 12, 1996. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for each of the periods ended September 30, 1996, and June 30, 1997.

4.  COMMITMENTS

         At June 30, 1997, the Company had commitments totaling $206,138 to complete construction of a column wrapping machine. In April 1997, the Company took delivery of Robo Jr.(TM), which wraps columns up to three feet in diameter, thus, completing one of the Company's commitments at March 31, 1997. In a separate transaction, the Company made a commitment to a bank to increase its deposits in a restricted use account by $100,000, which will increase the Company's ability to provide larger letters of credit in support of various material payment and performance bonds for construction projects. The Company fulfilled its commitment in July 1997.

5.  SHAREHOLDERS' EQUITY

Common Stock:

         During October and November 1996, the Company received $25,000 from four individuals who exercised warrants to purchase 31,250 restricted shares of Common Stock at $0.80 per share.

         During the period from October 11, 1996, to April 10, 1997, the Company received cash in the amount of $1,675,000 from two individuals in exchange for 595,649 shares of restricted Common Stock under Regulation S under two private placement agreements for $2 million, signed on September 12, 1996. The average share price of Common Stock issued to these two individuals during this period was $2.81. The balance of funds totaling $325,000 was received in the prior fiscal year.

         On March 18, 1997, the two individuals exercised their rights to purchase an additional $2 million, of which the Company had received cash of $1,787,933 before June 30, 1997, in exchange for 691,566 shares of restricted Common

Stock at an average price of $2.59 a share. In July and August 1997 the Company received the remaining $212,067 of the private placement agreements signed on March 18, 1997, in exchange for 108,218 shares of restricted Common Stock, for an average price of $1.96 a share.

         On April 21, 1997, the Company issued 3,000 shares of restricted Common Stock to a third party as part of an agreement whereby the third party would provide a pledge of collateral in support of a letter of credit issued by a bank in favor of the Company, valued at $11,790, for a price per share of $3.93. Also, on April 21, 1997, the Company issued 3,261 shares of restricted Common Stock to a consultant in exchange for services rendered earlier in the year valued at $9,725, for an average price per share of $2.98.

         On June 16, 1997 the Company signed agreements for two outside investors to purchase restricted Common Stock under Regulation S for $2 million, of which the Company had received $290,000 in exchange for 138,337 shares of restricted Common Stock before June 30, 1997, for an average price of $2.10 a share. In July and August 1997 the Company received an additional $394,933 of these private placements in exchange for 208,333 shares of restricted Common Stock, for an average price of $1.90 a share. The amounts received after June 30, 1997, but before publication of this financial statement are included in total Subscriptions Receivable at June 30, 1997. The remaining funds to be received under private placements as of August 12, 1997, are $1,315,067.

6.  OTHER INCOME

         Other income of $231,575 for the nine months ended June 30, 1997, represents final settlement of a dispute with the former president over rights to a consulting fee from a composite materials company and other matters.

         Other income of $372,819 for the first nine months of fiscal 1996 represents the net effect of the Company's settlement of a lawsuit in which it claimed breach of contract and breach of fiduciary relationship against third parties who interfered with Company's efforts to acquire a composite materials company.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 1997 Compared to Third Quarter of 1996

         Revenues of $129,992 were recorded in the fiscal quarter ended June 30, 1997, the third quarter of the Company's 1997 fiscal year, representing a decrease of $22,551, or 15%, compared with the third quarter of fiscal 1996. The decrease reflects a winding down of government-funded research and development contracts as the Company transitions into commercial operation. This is evidenced by the fact that commercial contract revenues increased to 44% of all revenues for the quarter, compared to 0% in the third quarter of 1996.

         During the third quarter 1997, the Company was awarded $981,000 in retrofit contracts in three different states - California, Utah and Washington. In May the Company announced that it had been awarded a $551,000 contract to retrofit 176 spandrel columns of the Arroyo Seco Bridge in Pasadena, California. In June the Company announced contracts to retrofit a parking structure in Salt Lake City, Utah, at the LDS Hospital, and to retrofit bridge columns in Seattle, Washington, as a demonstration project at the interchange of I-5 and I-90. The company began work on the Utah project in June. The Company expects to begin the Washington demonstration project and the Arroyo Seco Bridge project in the next couple months.

         Total operating expenses of $1,497,421 in the third quarter 1997 increased by $678,141, or 83%, over the third quarter of fiscal 1996. The cost of services of $214,798 represented 165% of contract revenues. A substantial portion of the R&D work continues to be performed under government research contracts and has been reported as a cost of services. Research and development costs in excess of reimbursements by government agencies are reported as research and development expense. Selling, general and administrative expenses increased by $475,115, or 68%, to $1,178,344, in 1997 as a result of continued higher marketing and sales activity as the Company continues to expand its sales and marketing efforts to other states in the United States and other countries.

       Interest income during the third quarter decreased to $13,231, compared to $23,988 in the third quarter of the prior year.

         The net loss for the third quarter of fiscal 1997 of $1,356,162 represents an increase of $697,884 over the net loss of $658,278 in the third quarter of 1996. On a per share basis, the net loss was $0.17 in the second quarter 1997, compared to $0.11 in the third quarter of 1996. The expansion of the Company's sales and marketing efforts nationwide to both public and private sectors was the primary reason for the higher losses.

NINE MONTHS OF 1997 COMPARED TO NINE MONTHS OF 1996

         Revenues of $393,304 were recorded for the nine months ended June 30, 1997, representing a decrease of $95,924, or 20%, compared with the first nine months of fiscal 1996. Commercial contracts represented 34% of total revenues, compared to 0% in 1996. As the Company's technology gained commercial acceptance, revenues have decreased from research and development grants from the National Institute of Standards and Technology (NIST) and the Advanced Research Projects Agency (ARPA) which were used to validate the commercial application of the Company's carbon composite jacketing technology for seismic retrofit. The matching funds grant from the State of California ended in February 1997. The reduction in revenues from government grants through the first nine months was partially offset by an increase in commercial revenues from commercial sales contracts.

         Total operating expenses of $3,749,545 in the first nine months of 1997 increased by $1,624,090, or 76%, over the comparable period of fiscal 1996. The cost of services of $525,287 represented 134% of contract revenues. Research and development efforts for the first nine months were for the development of new products over the next two to three year horizon. Selling, general and administrative expenses increased by $1,316,487, or 77%, to $3,009,948, as a result of higher marketing and sales activity as the Company expands its sales and marketing efforts in other states.

         Interest income during the first nine months decreased to $38,844, compared to $68,982 in the first nine months of the prior year. Other income in the prior year is primarily the result of consulting fees received from a composite materials company (see Note 5, Other Income).

         The net loss for the first nine months of fiscal 1997 of $3,094,205 represents an increase of $1,846,679 over the net loss of $1,247,526 in the first nine months of 1996. On a per share basis, the net loss was $0.41 in the first nine months of 1997, compared to $0.20 in the first nine months of 1996. The expansion of the Company's sales and marketing efforts nationwide to both public and private sectors was the primary reason for the higher losses.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 1997, the Company incurred losses in pursuing the commercialization of its composite retrofit business primarily because of increased expense of marketing and business development expense and in conducting small demonstration projects and seminars in Southern California and neighboring states. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects and seminars, which are expected to continue to grow throughout 1997. The Company has completed projects and generated revenue now in both the public and private sectors in two states, Utah and California. The Company also increased the number of Robo-Wrapper(TM) machines to three and a fourth is under construction.

         The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business. The Company reported at the beginning of its fiscal year that approximately $5.5 million in capital will be necessary to sustain operations and capital equipment purchases throughout the 1997 fiscal year. During the first nine months ended June 30, 1997, the Company received $3,752,933 from the sale of 1,425,552 shares of restricted Common Stock through six private placements and $25,000 from the exercise of warrants to purchase 31,250 shares of restricted Common Stock. An additional $607,000 was received in July and August 1997 as part of the sale of 316,551 shares of restricted Common Stock under the private placements. The Company's sale of stock, cash outflows to develop the business, and net working capital balance as of June 30, 1997, are consistent with management's 1997 fiscal year operating plan.


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

August 13, 1997



                                   By: /s/ Gregory P. Hanson
                                           ----------------------------------
                                           Gregory P. Hanson
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)