Form 10KSB
period 1997-09-30
XXSYS TECHNOLOGIES INC /CA
filed 1998-01-12
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

Issuer's revenues for its fiscal year ended September 30, 1997:  $650,520

The market value of voting stock held by non-affiliates of the registrant as of December 19, 1997, was approximately $5 million.

Shares of Common Stock outstanding at December 19, 1997:  9,362,371

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K dated August 29, 1997.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        XXsys Technologies, Inc. (the "Company") was organized under the laws of the State of California on November 19, 1985, to develop non-destructive testing and measurement techniques for advance materials in the defense industry. In response to the defense cutbacks of the early 1990s and their impact on the developing markets for advanced materials, the Company initiated efforts in 1993 to develop commercial applications of its technologies and know-how. The initial results of those efforts is the Company's Robo-Wrapper(TM) machine and application process, a proprietary technology that produces carbon-based composite jackets designed to upgrade structurally deficient or corroded structures that support highway bridges and buildings that could collapse during seismic activity or from corrosive decay. The Company anticipates that its primary source of revenues during the next five years will be as a specialty subcontractor, using its machinery and processes to upgrade aging bridges, buildings and other privately owned structures by wrapping the structural elements with composite materials.

        In fiscal year 1998, the Company also intends to add concrete repair and reinforcement products as a source of sales revenue, through an exclusive license that the Company acquired in November 1997 from the Sho-Bond Corporation of Japan for the sale of Sho-Bond's products in the United States and Canada (See "Licenses and Distribution Agreements").

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

        The Company's business consists of one business segment, the operations of which are described below. For detailed financial information with respect to the revenues, operating loss and assets and liabilities of the Company's operations, see the consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

        The Company's technology involves a proprietary column wrapping machine and process, the Robo-Wrapper(TM), which wraps deficient bridge and building columns with a precise amount of continuous carbon fiber to produce a composite jacket that has no seams, joints or potential weak spots. Industry efforts to commercialize composites for use in the infrastructure have been supported by both federal and state research and development (R&D) funds totaling about $5.2 million, including $1.2 million in grants directly to the Company. Carbon composite jackets match or exceed the performance of steel jackets at a fraction of the weight, and can be installed in less time. The Company's carbon jacketing process has been demonstrated to work by structural testing of 4/10ths-scale and full-scale columns under simulated seismic loads at the Powell Structural Systems Research Laboratories at the University of California, San Diego ("UCSD"), full scale testing at Utah State University and 4/10ths-scale tests at the University of Illinois. Since inception in 1985, the Company has been engaged principally in R&D activities and revenue from operations to date have been insignificant.

        On April 10, 1996, the California Department of Transportation ("Caltrans") issued a procurement specification approving the use of the Company's Robo-Wrapper(TM) technology as an alternative method of retrofitting publicly-owned highway bridge columns in the State of California that meet certain criteria in a composite specification (the "Composite Specification"). In January 1997 the Company completed its first seismic retrofit of a bridge for Caltrans. Since issuance of the Composite Specification by Caltrans, the Company has completed three seismic retrofit demonstration projects for the departments of transportation for California, Utah and Washington. During the same period, the Company completed three private sector building seismic retrofits. All private sector retrofits were on building structures in Newport Beach and Anaheim, California, and Salt Lake City, Utah.

        In May 1997 the Company was awarded a $551,000 subcontract to retrofit 176 spandrel columns of the Arroyo Seco Bridge on Route 134 in Pasadena, California. The Arroyo Seco Bridge is the first arch bridge to be designated by Caltrans for retrofit with composite materials. The project start date was delayed by Caltrans until structural tests could be performed at UCSD to confirm the performance of the retrofit design. The structural tests have been completed, and on December 15, 1997, the Company began column preparation work on the job site. A number of factors could reduce the revenues to be earned from the project, including the possibility of a change order to reduce the number of columns to be wrapped.

        Prior to issuance of the Composite Specification in April 1996, the only Caltrans-approved methods of retrofitting publicly-owned bridge columns in the State of California required the use of steel jackets or reinforced concrete. However, following issuance of the Composite Specification, implementation by Caltrans of the composite retrofit design for State retrofit work has been much slower than was expected by the Company. To date, only a very limited number of projects designed for composite retrofits have been advertised for bids. Furthermore, as to the mall number of projects designed for composite retrofits, direction to proceed also has come slow. Given the lack of implementation of the composite retrofit design in retrofit projects offered for bid by the State agency, the Company has expressed its concerns to Caltrans officials over the slow progress and has requested an update on the Caltrans seismic retrofit program.

        In response to the slow implementation of the Composite Specification by Caltrans, the Company plans to expand into other complimentary products and services. In fiscal 1997, the Company signed an exclusive license with Sho-Bond Corporation of Japan to distribute its concrete repair products. Additionally, the Company signed an exclusive license with UCSD which formed the basis for developing a hand-wrap process to retrofit flat surfaces and non-columnar structural shapes in tight spaces (See "Licensing and Distribution Agreements"). The Company continues to promote the benefits of using composites in infrastructure renewal in seismic retrofits in California at the various design, engineering, and construction organization levels at departments within Caltrans and with those contractors who do work for Caltrans.

        The Company will continue its marketing efforts on the planned retrofitting of publicly-owned bridge and building columns in the states of California, Utah and Washington, but increase its efforts to market its retrofit technologies to structural engineers involved in private sector jobs, such as the retrofit of parking structures and buildings. The Company intends to demonstrate its composites technology in field applications in at least three new states in 1998, in Illinois and Missouri, which are both in the New Madrid Fault area of the Midwest, and in one state on the East Coast. The Company's strategy and plan of operations over the next five years is to sell products and services related to its patented machine wrap systems for columnar forms and its proprietary hand-applied woven fiber reinforcement systems for flat surfaces, as well as concrete repair products licensed exclusively by the Company for sale in the United States and Canada. The Company will set up a sales and distribution network throughout the United States and Canada for the licensed concrete repair products from Sho-Bond. Robo-Wrapper(TM) technology will be marketed primarily to those construction firms engaged in retrofitting building columns and publicly-owned highway bridge columns for seismic safety and for corrosion rehabilitation. The Company's proprietary hand-applied woven fiber reinforcement systems will be marketed primarily to the private sector for seismic retrofit and building re-strengthening. There can be no assurance as to when the Company can get a significant number of retrofit contracts following the implementation in these states.

RETROFIT OF BRIDGE COLUMNS--THE INFRASTRUCTURE PROBLEM

        Published reports by the U.S. Department of Transportation have indicated that approximately $35 billion a year is spent in the United States to maintain the highway and bridge infrastructure. Conservative estimates indicate that approximately $53 billion is necessary to maintain the highway and bridge infrastructure in its current condition. An estimated 187,515 (32%) of the nation's 576,460 bridges are classified as structurally deficient or functionally obsolete. The primary concerns are seismic safety and corrosion decay.

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

THE XXSYS TECHNOLOGY

        The Company's product is applied by a three-man crew using a patented Robo-Wrapper(TM) machine and application process to wrap prepreg tow (carbon fiber which has been pre-impregnated with resin) around the bridge column. Columns are first inspected from a manlift and any defects such as holes or sharp protrusions are repaired. The columns are then cleaned in preparation for wrapping.

        Prepreg tow in spool form is placed on the Robo-Wrapper(TM) machine. A controlled tension is applied to each spool. The machine rotates around the column in a precise, programmed motion applying the tow in a continuous pattern around the column to form a jacket that conforms to the shape of the column. The thickness of the jacket varies based on the type of retrofit (flexural or shear) and is dictated by the design specified by the structural engineer. The Company estimates that one Robo-Wrapper(TM) machine and a three-man crew will be able to wrap one-to-three 22-foot columns per day, including setup, wrap, and tear down of equipment.

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

        The Company's Robo-Wrapper(TM) technology has been independently validated under simulated seismic loads by the Powell Structural Research Laboratory at UCSD. The Powell Laboratory conducted tests of seven 4/10ths scale concrete columns and a full scale column bent with different reinforcement and retrofit strategies for shear and flexural failure modes over a period of 13 months. These tests were conducted at the request, and observed by, Caltrans and were funded by grants from the U.S. Department of Defense and Department of Transportation. The data gathered from the testing was analyzed by the Powell Laboratory and in August 1995 a formal report was submitted to Caltrans evidencing that the carbon jackets installed by the Robo-Wrapper(TM) performed as well as and, in some cases, even better than steel jackets, and can be installed in less time and with less cost. Additional validation testing was performed successfully in 1997 on 4/10ths-scale columns at the University of Illinois and full scale columns at Utah State University.

SENSOR AND NDE TECHNOLOGIES

        The Company expects to utilize its prior expertise in sensor and non-destructive testing ("NDE") technologies to develop quality assurance and performance monitoring technologies to increase user confidence in the carbon jacketing process, thereby accelerating its commercial acceptance. Quality assurance technologies include the monitoring of the resin impregnation process on the carbon fiber manufacturing line to control resin content of the prepreg tow and ensure consistency of the product made, and in situ cure monitoring technologies to ensure the carbon composite jacket reaches the desired cure state during field installation. Performance monitoring technologies include the measurement of strain in the composite jacket over its service life, and particularly after events like an earthquake, such that an informed decision can be made regarding maintenance and repair of the jacket. These research and development efforts have been partially funded by the Advanced Technology Program (ATP) from the National Institute of Standards and Technology (NIST). If successful, these sensor and NDE technologies can be utilized for other composite applications. The Company sold a small quantity of its sensors in the private sector in 1997 to gain experience in other applications. The Company intends to continue to pursue its NDE opportunities in fiscal 1998.

MANUFACTURING AND RAW MATERIALS

        The Company designed the existing Robo-Wrapper(TM) and its curing system and uses an original equipment manufacturer for the manufacture of Robo-Wrapper(TM) and curing systems. To ensure confidentiality of trade secrets the Company performs a small portion of the final assembly of the machines, system integration, and quality assurance at the Company's facilities.

        Eight companies currently supply approximately 15 million pounds of carbon fiber annually to the industrial, aerospace and automotive markets. Announced plant expansions are expected to soon add approximately 5 million pounds of annual capacity. The carbon fiber utilized in the Company's initial structural tests was supplied by Hercules Inc. (now Hexcel Corporation), the largest supplier of carbon fiber in the United States. In 1997 the Company qualified two additional suppliers of carbon fiber. The Company believes that all of the raw materials used in the installation of the Robo-Wrapper(TM) jackets are generally available in adequate amounts and at competitive prices from multiple sources and the Company believes it has good relations with these suppliers.

MARKETING AND SALES

        In fiscal 1997, the Company completed three projects, including one public sector demonstration project for the California Department of Transportation and two private sector projects. As of today, the Company has now completed public sector demonstration projects for three states--California, Utah and Washington (December 1997). In the private sector the Company completed two retrofits of building structures, at office complex in Anaheim, California, and at a hospital in Salt Lake City, Utah. Also completed during the year was the successful test at the University of Illinois of three 4/10ths scale columns retrofitted by the Company for the Illinois Department of Transportation. Total bookings for the fiscal year 1997 were $1.1 million. Backlog at September 30, 1997, stood at $729,000, representing retrofit projects to be completed on the Arroyo Seco bridge, the I-5 and I-90 Interchange in Seattle, Washington, and a small amount of funds remaining on the NIST grant.

        The Company intends to earn revenues from the sale of materials, rental of Robo-Wrapper(TM) equipment and fees for installation services as a specialty subcontractor. The prime contractor will be responsible for bidding on public or private retrofit projects, and conducting the majority of the retrofitting. The Company will provide the Robo-Wrapper(TM) machine, raw material, curing ovens and one or more technical assistants to the contractor directly conducting the column retrofit, in return for which the Company is paid a fee or reimbursed for cost of materials and other expenses, paid a rental fee for equipment and a share of the project profits. The Company may also license its technology or enter into joint venture arrangements with construction firms involved in seismic retrofitting or re-strengthening as a specialty subcontractor.

        The Company's marketing strategy is to educate those engineers, contractors and government agencies involved in the retrofit industry on the benefits of the Company's Robo-Wrapper(TM) and other composite retrofit technology to obtain acceptance of its technology among them. Since state and local government agencies strictly regulate building and construction standards, it will be necessary for the Company to obtain various state government approvals for its proprietary composite retrofit technologies. Retrofit contractors need to be educated to accept the technology and incorporate it into their bid proposals. Two states have issued composite design specifications, California and Nevada, and the Company has completed field demonstrations for two other state DOTs, Utah and Washington. In 1997, the Company completed tests on three 4/10ths scale retrofitted columns at the University of Illinois. Additionally, the Company has conducted half-day or full-day educational seminars in both Utah and Washington and held site visitations where the field demonstrations took place. The Company also conducted an educational seminar in Taiwan in 1997.

        There is a substantial risk that the contractors, engineers and government authorities directly involved in highway retrofitting may not appreciate the benefits or recognize the potential applications of the Company's technology. Market acceptance of the Company's composite technology will depend largely upon the ability of the Company to demonstrate to the industry the constructability, durability, field quality assurance, and cost effectiveness of the technology when compared to the current retrofit methods, of which there can be no assurance.

        Important aspects of the Company's marketing strategy has been and will continue to be, to develop and disseminate educational materials for the various target groups through seminars and trade shows that the Company attends and to improve the Composite Specification, with the ultimate goal to obtain a national standard for the specification. The objective is to convince the hundreds of individual contractors and engineers involved with preparing bid retrofit packages to either request the Company's product or at least give the bidding contractors a choice of steel or carbon composite as they bid. The Company can give no predictions as to the amount of time it will take to obtain the various approvals of its technologies in each of the states and their respective approval agencies as well as the time it will take for market acceptance of its technologies. The Company anticipates it will be primarily dependent on revenues from the government and private sectors in the states of California, Utah, Washington and Illinois in fiscal 1998, as government-funded research programs wind down to completion.

        The Company does not have the capital, bonding capacity, or expertise necessary to conduct large scale bridge column retrofit work as the prime contractor. The successful commercialization of the Robo-Wrapper(TM) and other of the Company's composite technologies may require that the Company enter into collaborative arrangements with construction and engineering firms that will conduct column retrofit jobs directly as either the prime or subcontractor. There can be no assurance that the Company will be able to enter into such collaborative arrangements.

GOVERNMENT REGULATION

        Because of use of advance composite materials in civil engineering projects is new and therefore has not been used extensively in many field applications, the regulatory requirements governing applications such as the Robo-Wrapper(TM) technology are uncertain and may be subject to substantial review by various governmental and regulatory authorities in the U.S. and foreign countries. This regulatory review may result in delays in regulatory approval. Moreover, as the Company proceeds to market its technologies for the application of advanced composite materials in the private sector, private regulatory bodies, such as the International Conference of Building Officials, the California Building Standards Commission, and other entities which propose or administer building codes may also undertake substantial regulatory review of the Company's technologies. Such governmental or private regulatory review may result in the establishment of requirements which could adversely affect the Company's ability to market products.

COMPETITION

        The principal competition to the Robo-Wrapper(TM) technology is the use of steel jackets. Additionally, other companies, some of which have substantially greater resources than the Company, have already been using composites to retrofit private and publicly-owned structures located in California and other states, including Fyfe Company, Hardcore Dupont and Mitsubishi. Fyfe Company received approval from Caltrans to wrap structures in April 1996, the same time as the Company. If Caltrans allows other companies to rely upon the Company's testing so as to reduce substantially the testing needed, the Company could face additional composite-based competition sooner that expected. Additionally, should any of the Company's pending patents be rejected, it could lose any competitive advantage that patent protection affords.

RESEARCH AND DEVELOPMENT

        Research and development expenses for the years ended September 30, 1997, 1996, and 1995 were $485,397, $98,350, and $115,304 respectively. These amounts represent direct expenditures by the Company and do not include approximately $4 million of federal and state grant funds paid directly to third parties, such as UCSD and Hexcel, Inc. (formerly Hercules, Inc.), for purposes of validating the Robo-Wrapper(TM) technology.

        The Company continues to participate in a $2.7 million program funded in 1995 by the U.S. Department of Commerce, National Institute of Standards and Technology (NIST), which is scheduled for completion in February 1998. The purpose of the NIST program has been to accelerate the commercialization of carbon composite jacketing technology. The NIST program participants include: the Company, which is responsible for developing the method for installing and testing carbon based jackets and sensor and non-destructive testing technologies for quality assurance and performance monitoring; Hexcel, Inc., which is responsible for developing a low cost prepreg tow; and Trans Science Corporation, which is responsible for developing computer software which will design the length and thickness of the jacked based on the particular characteristics of the structure to be retrofitted. The Company's share of the grant funds is $537,059, of which $524,067 has been earned program to date as of September 30, 1997. The Company also had a $250,000 matching fund grant from the State of California's Trade and Commerce Agency for the NIST program, which was completed in fiscal 1997.

        During the year, the Company completed work on a grant of $97,688 for the development of a rugged low cost, easy to implement ultrasonic sensor system that can be used for monitoring the manufacturing process of composite armor structural parts, using the Company's wire waveguide technology.

        The Company intends to conduct continued research and development in the area of non-destructive testing and measurement, pursue research grants, and invest a portion of the Company's own research and development budget in the area of ultrasonic measurement and applications.

INTELLECTUAL PROPERTY

        In October 1997, the U.S. Patent Office issued Patent Number 5,680,739 for the Company's computer-controlled, fully-automated retrofitting machine, Robo-Wrapper(TM). The Company filed its application on August 1, 1994. The new patent covers the Company's automated composite jacketing process which provides a fast, cost-effective solution for seismic retrofit and corrosion rehabilitation of bridge and building columns up to seven feet in diameter. Other patent applications are still outstanding. In December 1995 the Company filed a patent application for the method of curing filament wound columns using a radiant heater. In April 1996 the Company filed a patent application for a method of measuring the cure rate of resins used with composites using an ultrasonic wire waveguide. These remaining patent applications are pending. The Company holds seven U.S. patents on its Ultrasonic Resin Analyzer technology.

        The Company endeavors to maintain the confidentiality of its proprietary technologies and know-how through technology license agreements, confidentiality agreements, in-house controls over the manufacture of certain parts of the Robo-Wrapper(TM) machine and restricted access to certain information on a "need to know" basis.

LICENSES AND DISTRIBUTION AGREEMENTS

        On June 27, 1997, the Company acquired the exclusive license from UCSD to commercialize a proprietary composite strengthening system called Retrosafe(TM) to repair and retrofit masonry walls and slabs. A durable, versatile composite sheet, Retrosafe(TM) is applied like wallpaper to masonry or concrete flat-surfaced structures to help prevent their collapse due to earthquakes or severe corrosion. Customized to fit a wide range of walls, beams and slabs, Retrosafe(TM) can increase shear or flexural strength and ductility; repair damage and defects; control crack propagation; and increase load-carrying capacity. The technology was invented by Dr. Gilbert Hegemier and Dr. Frieder Seible, engineering professors at UCSD, and was validated through extensive small-scale and full-scale wall tests and a five-story building test at UCSD's Powell Structural Research Laboratories. The technology is the subject of a pending patent application. Under terms of the license agreement, the Company is to pay $25,000 and distribute 25,000 shares of common stock to UCSD and the inventors as an up-front license fee. The license has minimum annual royalties as long as patents are pending, of $10,000 in 1999 and $15,000 a year thereafter, and an annual maintenance fee of $10,000 until the last patent expires.

        On September 30, 1997, the Company signed an exclusive distribution agreement with Sho-Bond Corporation of Japan to market and sell its complete line of concrete repair and reinforcement products and technologies in the United States and Canada. Sho-Bond is a recognized leader and specialist in the Japanese repair and maintenance industry, with annual sales in excess of $720 million USD, and a publicly traded corporation on the Tokyo Stock Exchange. Sho-Bond was the first to introduce epoxy-based adhesives into the civil engineering and construction industry in Japan, in 1959. The Company has commenced marketing for one of the licensed concrete repair products, a method of concrete crack injection called BICS (Balloon Injection for Concrete Structures), and its line of graffiti-proof paint. Some of the Sho-Bond products will require federal and/or state approval before they can be sold in the United States and Canada, a process that could take from three to eighteen months (See "Government Regulation"). The distribution agreement is for a five-year term after obtaining the necessary approvals. The Company's distribution rights are subject to certain minimum purchase requirements.

EMPLOYEES

        At December 30, 1997, the Company had 23 full time employees, of whom seven were in construction and manufacturing operations, eight in executive or administrative positions, four engaged in engineering and research, three in technical marketing and sales, and one in maintenance. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company leases approximately 14,000 square feet of office and production facilities in San Diego, California. This space is utilized for the Company's executive offices, research and development, sales and marketing, and engineering activities, pursuant to two leases that extend to October 31, 1998, ($6,702 per month for 6,927 square feet and $5,600 per month for 7,100 square feet). Should additional facilities be required, the Company believes that adequate space continues to be available in the San Diego area.

ITEM 3.  LEGAL PROCEEDINGS.

        There are no pending legal proceedings to which the Company or any of its officers and directors is a party or to which the property of the Company is subject, other than routine litigation involving claims of immaterial amounts arising during the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to the Company's security holders in the fourth quarter of fiscal 1997.



                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the NASDAQ Small Cap Market under the symbol XXSYS following the Company's initial public offering on July 31, 1992. The table below sets forth the quarterly high and low sales prices as reported on NASDAQ for the two years ended September 30, 1997 and 1996.

                                                          HIGH          LOW
                                                          ----          ---
        Year ended September 30, 1997:

        First Quarter                                     4 5/16         2  5/8
        Second Quarter                                    4  1/2         1  7/8
        Third Quarter                                     4  7/32        2  3/8
        Fourth Quarter                                    2 11/16        1  1/4

        Year ended September 30, 1996:

        First Quarter                                     6 1/2          4 3/8
        Second Quarter                                    6              2 1/4
        Third Quarter                                     6 5/8          3 5/8
        Fourth Quarter                                    4 1/4          2 11/16

        On December 19, 1997, the closing price for the Company's Common Stock was $0.65625 per share. As of that date, the Company had 349 stockholders of record and approximately 4,709 stockholders whose shares are held in brokerage accounts.

        The Company has not paid any dividends on its Common Stock and currently intends to retain any earnings for use in its business; therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        This discussion contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. Such statements are subject to certain risks, uncertainties and assumptions, which are identified and described herein and in other of the Company's registration statements and periodic reports on file with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from those anticipated, estimated, or projected and the variation may be material.

        The Company is engaged in developing and commercializing the use of composite materials in construction and transportation markets and developing technologies for quantitative nondestructive evaluation of composite materials. Through September 30, 1997, the Company has generated limited revenues and has incurred significant losses, due primarily to extensive expenditures in research and development of various technologies leading to new applications of composite materials and sales and marketing expense of promoting these new applications.

                              RESULTS OF OPERATIONS

Fiscal Year 1997 Compared to Fiscal Year 1996

        Revenues for the fiscal year ended September 30, 1997, were $650,520 compared to $568,965 in the prior fiscal year, an increase of $81,555 or 14%. The increase is primarily attributable to continued expansion of construction contracting, which totaled $348,824 or 54% of revenues in 1997, compared with 6% of revenues in fiscal 1996. The Company's construction contracting included the completion of the first demonstration program for composites used in retrofitting bridge columns for Caltrans. Another demonstration project was completed for the Utah Department of Transportation (UDOT) in 1997. A third demonstration project for the Washington Department of Transportation (WASHDOT) had been signed, but work had not begun as of September 30, 1997. In the private sector, construction work included completion of a parking structure for a hospital in Salt Lake City, Utah.

        Government funded research in fiscal 1997 represented $301,696 or 46% of revenues for the year, including matching funds grants from the National Institute of Standards and Technology (NIST) of $159,679, matching funds grants from the State of California of $44,329, and the Army's Small Business Innovative Research (SBIR) program ($97,688).

        Total operating expenses increased by $2,239,609 (73%) in fiscal 1997 to $5,290,528. The cost of services was $730,093, or 112% of contract revenues. In comparison, the cost of services in fiscal 1996 was $550,315, or 97% of contract revenues. The higher percentage in fiscal 1997 was the result of higher project costs for the developmental nature of the demonstration projects in California and Utah. Further, the majority of government research grant projects are based on matching Company expenses. The Company's gross profit margin is expected to improve as it moves from smaller demonstration projects to the more typical larger scale contracts and private sector commercial contracts. Selling, general and administrative expenses were $4,075,038 in fiscal 1997, an increase of $1,672,784 or 70% over fiscal 1996. The increase reflects additional costs for marketing and sales and work to obtain government funds for new technology developments as part of the Government's long-range spending plans for highway construction in the United States over the next five to seven years. Research and development costs increased in fiscal 1997, to $485,397 from $98,350 in the prior year, a four-fold increase as a greater portion of the Company's R&D efforts was performed without government funded research contracts.

        Other income of $429,349 in fiscal 1997 represents receipt of payments as part of a consulting fee arrangement with a composite materials company. The consulting fee was higher by $56,530 over the comparable period in 1996 due to final settlement of a dispute with the former president over rights to the fee and other matters. Interest income of $58,457 in fiscal 1997 was 32% lower than in the prior year. The higher interest earned in the prior year was from interest earned on cash received from a legal settlement and from the sale of common stock. Interest expense decreased 81% to $9,929 in 1997 as the Company had a significant reduction in its average borrowings.

        The net loss for the year ended September 30, 1997, was $4,162,131 compared to $2,075,718 in the prior year, an increase of $2,086,413 or 101%. The loss per share in fiscal 1997 was $0.53, compared to the loss per share of $0.33 in fiscal 1996. The higher losses were primarily the result of higher business development and marketing expenses as the Company launched its new products and technology in a number of new states, including Utah, Washington, Illinois, Missouri and other New Madrid Fault states.

        The Company had current assets of $1,666,275 as of September 30, 1997, representing an increase of $146,804 over the prior fiscal year ended September 30, 1996. Funds raised by the Company have been necessary to construct Robo-Wrapper(TM) equipment, establish collateral for material payment and performance bonds, and support business development activities intended to help generate revenues in the future. In February 1997 the Company took delivery of Robo Jr.(TM), a machine which wraps columns up to 30 inches in diameter, and is designed specifically for tight spaces such as in multi-story parking lots. The Company maintained a modest cash position of $33,846 at September 30, 1997, compared with $184,489 at the end of the prior fiscal year. Net cash used in operating activities of $4,165,098 and $1,120,048 in investing activities was funded by $5,134,503 in financing activities. Financing activities included the receipt of $5,075,933 from the sale of common stock.

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

        Other income of $372,819 represented a consulting fee arrangement with a composite materials company. Interest income of $85,493 in fiscal 1996 was 78% higher than in the prior year, the result of interest earned on cash received from a legal settlement and from the sale of common stock. Interest expense decreased 51% to $52,076 as the Company had a significant reduction in its average borrowings.

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

Liquidity and Capital Resources

        The Company operated with modest cash resources in 1997, as it did in 1996. In order to meet all of its operating expenses in 1997, the Company relied heavily on the sale of common stock for additional funds. Last year, in early January 1997, the Company had estimated that it would require approximately $5.5 million for the purchase of machines and for working capital. Net cash received from the sale of common stock in fiscal 1997 was $5,075,933, or $424,067 under the estimate. Funds raised in 1997 were used to support operating expenses and to provide collateral for a letter of credit from the bank to a surety company to increase the Company's ability to provide material payment and performance bonds on construction projects in the future. Additionally, in the 1997 fiscal year, the Company received approximately $159,000 pursuant to grants from several government agencies in support of research and development activities. As of September 30, 1997, backlog of other projects to be completed stood at $729,000, representing retrofit projects to be completed on the Arroyo Seco bridge, the I-5 and I-90 Interchange in Seattle, Washington, and a small amount of funds remaining on the NIST matching funds grant.

        As of September 30, 1997, the Company had total current assets of $1,666,275, including cash and cash equivalents of $33,846, trade accounts receivable of $279,445, restricted cash funds used for letters of credit totaling $551,000, stock subscriptions receivable of 366,000, and other receivables of $225,199. The Company's current liabilities as of September 30, 1997, were $1,109,890. The Company had positive working capital of $556,385 as of the same date, which represents a decline of $392,758 compared with the working capital position at September 30, 1996.

        As of September 30, 1996, the Company had total current assets of $1,519,471, including cash and cash equivalents of $184,489, accounts receivable of $75,602 and stock subscriptions receivable of $1,149,933. The Company's current liabilities as of September 30, 1996, were $570,328. The Company had positive working capital of $949,143 as of the same date, which represents an improvement of $1,828,657 over the working capital position at September 30, 1995. As of September 30, 1995, the Company had cash and cash equivalents of $148,562 and accounts receivable of $46,623 and stock subscriptions receivable of $380,000. As of September 30, 1995, the Company had current assets of $1,508,299 and a working capital deficit of $879,514.

        For the 1998 fiscal year, the Company estimates that it will require approximately $5.0 million of additional capital for the purchase of capital equipment and working capital. These funds are believed necessary to further advance the commercialization of Robo-Wrapper(TM) technology. The Company expects to continue commercialization in 1998 as an extension of past developments. Such commercialization includes validation testing in new states, further research and development on new materials, further demonstration projects and process improvements. The Company intends to sell additional stock as the primary means to support this commercialization effort. On December 30, 1997, the Company signed agreements for two outside investors to purchase restricted Common Stock under Regulation D aggregating $3,000,000. The shares are to be purchased from December 30, 1997, through September 30, 1998. Also, the Company intends to pursue bridge loans and lease of equipment as financing alternatives, however there can be no assurances that such financing can be obtained. Further, there can be no assurance that the Company will be able to obtain all the capital it needs for the coming fiscal year, to support its business development objectives.

Impact of Inflation

        Inflation has not had any significant effect on the Company's operating costs.

ITEM 7.  FINANCIAL STATEMENTS.

                                                                                      PAGE
                                                                                      ----
        Independent Auditor's Report                                                   12

        Consolidated Balance Sheets at September 30, 1997 and 1996                     13

        Consolidated Statements of Operations for the years ended                      14
        September 30, 1997, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the three                  15
        years ended September 30, 1997

        Consolidated Statements of Cash Flows for the years ended                      16
        September 30, 1997, 1996 and 19954

        Notes to Consolidated Financial Statements                                     17

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
XXsys Technologies, Inc.



        We have audited the accompanying consolidated balance sheets of XXsys Technologies, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XXsys Technologies, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years ended September 30, 1997, in conformity with generally accepted accounting principles.





                                            /s/  Feldman Radin & Co., P.C.
                                            ------------------------------

                                            Feldman Radin & Co., P.C.
                                            Certified Public Accountants

New York, New York
December 30, 1997

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                           SEPTEMBER 30,   SEPTEMBER 30,
ASSETS                                                         1997             1996
                                                           ------------    ------------
Current Assets:
    Cash and cash equivalents                              $     33,846    $    184,489
    Restricted certificates of deposit                          551,000              --
    Accounts receivable                                         504,644          75,602
    Stock subscription receivable (Note 1)                      366,000       1,149,933
    Inventory                                                    80,496          19,480
    Prepaid expenses and other                                  130,289          89,967
                                                           ------------    ------------
          Total current assets                                1,666,275       1,519,471

Machinery, equipment and furniture, net of
   accumulated depreciation of $787,878 and $ 478,640         1,587,246         962,705

Cash in escrow (Note 2)                                              --         175,000
Deferred costs                                                   12,661              --
Licenses and patents, net of amortization
    of $128,956 and $ 121,058                                   142,340          44,532
                                                           ------------    ------------
          Total assets                                     $  3,408,522    $  2,701,708
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                       $    613,811    $    324,823
    Accrued compensation                                         68,382          37,119
    Accrued liabilities                                         283,687         112,019
    Related party accrued expenses                               49,247          20,564
    Current portion, long-term debt                              94,763          75,803
                                                           ------------    ------------
            Total current liabilities                         1,109,890         570,328

Long-term debt, less current portion (Note 3)                    70,668          67,848
Commitments and contingencies (Note 5)

Stockholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                    450,000         450,000
    Common stock, no par value
        Shares authorized -- 20,000,000;
        Issued and outstanding -- 9,362,371 / 7,270,101      19,262,052      15,099,537
Accumulated deficit                                         (17,148,248)    (12,986,117)
Note receivable for preferred stock                            (335,840)       (306,288)
Note receivable for common stock                                     --        (193,600)
Deferred compensation                                                --              --
                                                           ------------    ------------
          Total stockholders' equity                          2,227,964       2,063,532
                                                           ------------    ------------
              Total liabilities and shareholders' equity   $  3,408,522    $  2,701,708
                                                           ============    ============

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED SEPTEMBER 30,

                                            1997           1996          1995
                                        -----------    -----------    -----------
Revenues:
  Product Sales                         $     3,000    $        --    $        --
  Contract revenues                         647,520        568,965        408,867
                                        -----------    -----------    -----------
     Total revenues                         650,520        568,965        408,867

Operating expenses:
  Cost of product sales                       2,493             --             --
  Cost of services                          727,600        550,315        225,202
  Selling, general and administrative     4,075,038      2,402,254      1,763,420
  Research and development                  485,397         98,350        115,304
                                        -----------    -----------    -----------
     Total operating expenses             5,290,528      3,050,919      2,103,926
                                        -----------    -----------    -----------
Operating loss                           (4,640,008)    (2,481,954)    (1,695,059)

Interest income                              58,457         85,493         48,098
Other income                                429,349        372,819             --
Interest expense                             (9,929)       (52,076)      (106,160)
                                        -----------    -----------    -----------
Net loss                                $(4,162,131)   $(2,075,718)   $(1,753,121)
                                        -----------    -----------    -----------
Net loss per share                      $     (0.53)   $     (0.33)   $     (0.34)
                                        ===========    ===========    ===========

Weighted average number of shares
outstanding                               7,815,522      6,231,437      5,083,169
                                        ===========    ===========    ===========


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED SEPTEMBER 30, 1997



                                                                   COMMON STOCK               NOTES                        DEFERRED
                                             PREFERRED        -------------------------     RECEIVABLE     ACCUMULATED      COMPEN-
                                               STOCK            SHARES        AMOUNT        FOR STOCK        DEFICIT        SATION
                                             ---------        ---------    ------------     ----------     ------------    ---------
Balances at September 30, 1994               $ 450,000        4,257,989    $  9,836,305     $ (218,697)    $ (9,157,278)  $ (34,375)

Stock issued in settlement of debt                               84,789          84,789
Increase in interest receivable on note                                                        (45,001)
Conversion of notes issued in
   Regulation S offering                                      1,231,030         800,000
Exercise of warrants                                            200,000          45,000
Sale of common stock                                            211,200       1,056,000       (176,000)
Warrants issued with debt                                                        56,268
Warrants issued for services                                                    100,000
Stock issued for services                                        82,074          90,173
Amortization of deferred
    compensation                                                                                                              34,375
Net loss                                                                                                     (1,753,121)
                                             ---------        ---------    ------------     ----------     ------------    ---------
Balances at September 30, 1995               $ 450,000        6,067,082    $ 12,068,535     $ (439,698)    $(10,910,399)   $      --

Stock issued in settlement of debt                              196,152         549,227
Increase in interest receivable on notes                                                       (60,190)
Exercise of employee stock options                               32,751          75,000
Exercise of warrants                                            452,884         548,783
Sale of common stock                                            514,997       1,474,933
Stock issued for services                                         6,235          24,057
Warrants issued for services                                                    120,000
Assignment of stock powers                                                      239,002
Net loss                                                                                                     (2,075,718)
                                             ---------        ---------    ------------     ----------     ------------    ---------
Balances at September 30, 1996               $ 450,000        7,270,101    $ 15,099,537     $ (499,888)    $(12,986,117)   $      --
                                             ---------        ---------    ------------     ----------     ------------    ---------

Decrease in interest receivable on notes                                                       164,048
Exercise of warrants                                             31,250          25,000
Sale of common stock                                          2,054,759       4,116,000
Stock issued for services                                         3,261           9,725
Stock issued for guarantee                                        3,000          11,790
Net loss                                                                                                     (4,162,131)
                                             ---------        ---------    ------------     ----------     ------------    ---------
Balances at September 30, 1997               $ 450,000        9,362,371    $ 19,262,052     $ (335,840)    $(17,148,248)   $      --
                                             ---------        ---------    ------------     ----------     ------------    ---------


                                                 TOTAL
                                              STOCKHOLDERS'
                                                 EQUITY
                                              ------------
Balances at September 30, 1994               $     875,955

Stock issued in settlement of debt                  84,789
Increase in interest receivable on note            (45,001)
Conversion of notes issued in
   Regulation S offering                           800,000
Exercise of warrants                                45,000
Sale of common stock                               800,000
Warrants issued with debt                           56,268
Warrants issued for services                       100,000
Stock issued for services                           90,173
Amortization of deferred
    compensation                                    34,375
Net loss                                        (1,753,121)
                                              ------------
Balances at September 30, 1995                $  1,168,438

Stock issued in settlement of debt                 549,227
Increase in interest receivable on notes           (60,190)
Exercise of employee stock options                  75,000
Exercise of warrants                               548,783
Sale of common stock                             1,474,933
Stock issued for services                           24,057
Warrants issued for services                       120,000
Assignment of stock powers                         239,002
Net loss                                        (2,075,718)
                                              ------------
Balances at September 30, 1996                $  2,063,532
                                              ------------

Decrease in interest receivable on notes           164,048
Exercise of warrants                                25,000
Sale of common stock                             4,116,000
Stock issued for services                            9,725
Stock issued for guarantee                          11,790
Net loss                                        (4,162,131)
                                              ------------
Balances at September 30, 1997                $  2,227,964
                                              ------------



                             See accompanying notes

                                   XXSYS TECHNOLOGIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED SEPTEMBER 30,
                                                           1997          1996           1995
                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                            $(4,162,131)   $(2,075,718)   $(1,753,121)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                        385,038        172,180        241,538
      Non-cash compensation                                  9,725            143        224,548
      Accrued interest income                              (47,104)       (60,190)       (45,001)
      Changes in assets and liabilities:
         Restricted certificates of deposit               (551,000)            --             --
         Accounts receivable                              (411,490)       (28,979)        (6,223)
         Cash in escrow                                    175,000       (175,000)            --
         Inventories                                       (61,016)       (19,480)        26,045
         Prepaid expenses                                  (40,322)       (36,367)       (47,928)
         Accounts payable                                  288,988       (196,876)          (385)
         Accrued liabilities and other                     220,531        241,105         51,686
         Related party accrued expenses                     28,683        120,586         35,767
                                                       -----------    -----------    -----------
             Net cash used in operating activities      (4,165,098)    (2,057,596)    (1,273,074)

Cash flows from investing activities:
   Purchase of machinery and equipment                    (933,779)      (622,078)      (275,790)
   Deferred acquisition costs                              (80,563)     1,102,181             --
   Other assets                                           (105,706)       (19,496)       (30,096)
                                                       -----------    -----------    -----------
        Net cash used in investing activities           (1,120,048)       420,607       (305,886)

Cash flows from financing activities:
    Sales of common stock                                5,075,933        705,000        500,000
    Exercise of warrants and stock options                  25,000        623,783         45,000
    Assignment of stock powers                                  --        239,002             --
    Stock issued for guarantee                              11,290             --             --
    Issuance of convertible notes                               --             --        800,000
    Issuance of other notes payable                        117,852        234,184        564,500
    Repayment of notes payable                             (96,072)      (283,533)      (190,700)
    Payments of related party debt                              --        154,480             --
                                                       -----------    -----------    -----------
        Net cash from financing activities               5,134,503      1,672,916      1,718,800

Net increase (decrease) in cash                           (150,643)        35,927        139,840
Cash and cash equivalents -- beginning of year             184,489        148,562          8,722
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year               $    33,846    $   184,489    $   148,562
                                                       ===========    ===========    ===========

Supplemental information:
    Cash interest paid                                 $     9,929    $    23,610    $    15,208
    Issuance of warrants                               $        --    $   120,000    $   156,268
    Stock issued for accounts payable                  $        --    $        --    $    84,789
    Stock issued for services                          $     9,725    $    23,914    $    90,173


                            See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

        Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Composite Retrofit Corporation and TransRez Technologies Inc. All intercompany accounts have been eliminated in consolidation.

        Cash and Cash Equivalents. Cash and cash equivalents consist of investments with an original maturity of three months or less.

        Stock Subscriptions Receivable. The stock subscriptions receivable at September 30, 1997, of $366,000 represents $190,000 in cash received by the Company from October 1, 1997, to December 19, 1997, as payment for common stock purchased under a stock purchase agreement that the Company signed on June 16, 1997, and payment of $176,000 in October 1997, for the balance due the company under a note payable and stock purchase agreement signed on September 1, 1995. The interest portion of the note is reported in Other Receivables and was received along with the principal payment. The stock subscription receivable at September 30, 1996, of $1,149,933 represents cash received by the Company from October 1, 1996, to December 31, 1996, as payment for stock purchased under a stock purchase agreement that the Company signed on September 12, 1996. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for both the 1996 and 1997 fiscal years. An amount owed the Company on September 30, 1996, as part of a stock purchase agreement signed on September 1, 1995, totaling $193,600 (including accrued interest of $17,600) as of September 30, 1996, is reported as a contra-equity account for the year ended September 30, 1996, and is titled, "Note receivable for common stock."

        Inventory. Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory valuation. Inventory as of September 30, 1997 and 1996, are as follows:

                                              1997          1996
                                            --------      --------
               Raw materials                $ 11,095      $  1,555
               Work in process                69,401        17,925
                                            --------      --------
                      Total Inventory       $ 80,496      $ 19,480

        Machinery, Equipment and Furniture. Machinery, equipment and furniture are stated at cost and are being depreciated on a straight-line basis over estimated useful lives of three to five years.

        Licenses. Costs incurred in obtaining technology licenses have been amortized over 17 years.

        Patents. Costs incurred in obtaining patents are being amortized over periods averaging seven years.

        Revenue Recognition. The Company's revenues from construction contracts have been recognized on the basis of completion milestones under terms of the contracts. Revenues from research contracts from NIST are based on cost reimbursement under the terms of the contract. Revenues from the Army's Small Business Innovative Research contracts are recognized upon shipment of deliverable items under the terms of the contract.

        Research and Development. Research and development costs are expensed as incurred.

        Income Taxes. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective October 1, 1991. Net operating losses may be carried forward to offset future taxable income of the Company. At September 30, 1997, these carry forwards were approximately $17,000,000 and $8,500,000 for federal and state tax purposes, respectively, and expire in 2001 through 2013. As a result of a change in ownership in 1991, certain restrictions imposed by Section 382 of the Internal Revenue Code will limit the utilization of the loss carry forwards to approximately $1,000,000 per year.

        Major Customers. In 1997, four major customers accounted for 40%, 22% 15%, and 7% of 1997 revenues. In 1996, three major customers accounted for 47%, 27% and 20% of revenues. In 1995 two customers represented 51% and 29% of revenues.

        Net Loss Per Share. Net loss per share is based on the weighted average number of shares of common stock outstanding. Conversion of preferred stock and exercise of stock options have been excluded, as the effect of their inclusion would be anti-dilutive.

        Reclassifications. Certain items in the prior year financial statements have been reclassified to conform to the 1997 presentation.

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

        Impairment of Long-lived Assets. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-lived Assets And For Long-lived Assets To Be Disposed Of" as of October 1, 1996. Such adoption had no material effect of the financial statements of the Company.

        Accounting for Stock Options. The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. For the fiscal years ended September 30, 1997 and 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB No. 25.

        For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during both years ended September 30, 1997 and 1996: annual dividends of $0.00, expected volatility of 50%, risk-free interest rate of 5.7%, and expected life of five years. The weighted-average fair value of the stock options granted during the years ended September 30, 1997 and 1996 was $1.49 and $2.11, respectively.

        Under the above model, the total value of stock options granted in 1997 and 1996 was $791,000 and $510,900, respectively, which would be amortized ratably on a pro forma basis over the option life. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $4.27 million and $0.55 in 1997 and $2.11 million and $0.34 in 1996.

2.  CASH IN ESCROW

        Cash in escrow in 1996 represents the Company's contractual share of payment of a consulting fee made part of a settlement of a lawsuit in 1995, net of legal fees. The funds had been held in escrow pending settlement of a dispute between the Company and its former president. This dispute has been settled and the funds have been received.

3.  FINANCING ARRANGEMENTS

        Long-term debt at September 30, 1997 and 1996, consists of the following:

                                                      1997              1996
                                                   ----------        ----------
Equipment financing - computers, printers          $   18,332        $   26,113
Equipment financing - copiers                          49,516            61,494

Financing of truck                                     30,705                --
Pre-paid insurance financing                           66,878            56,044
                                                    ---------         ----------
                                                      165,431           143,651
Less current portion                                   94,763            75,803
                                                    ---------         ----------
                                                    $  70,668         $  67,848

        During the fiscal year ended September 30, 1997, the Company entered into financing arrangements with credit companies for the purchase of a truck and for prepaid insurance premiums. On May 8, 1997, the Company received financing of $32,400 for the purchase of a truck, having monthly payments extending over 59 months at an interest rate of 10%. On May 24, 1997, the Company received financing on an insurance policy of $51,502, with monthly payments extending over 10 months at an interest rate of 7.98%. On August 18, 1997, the Company received financing for a second insurance policy for $33,950, with monthly payments extending over 9 months at an interest rate of 8.88%. Also during the year the Company paid off all financing arrangements signed in fiscal 1996 for pre-paid insurance.

        During the fiscal year ended September 30, 1996, the Company repaid or converted to common stock all notes payable that were outstanding as of September 30, 1995. In October 1995 the Company repaid $100,000 in notes payable, originally borrowed from four individuals in May 1994. The notes had an interest rate of 10% per annum. In December 1995, the Company repaid a note payable for $93,000 borrowed from an individual in August and September 1995 plus accrued interest at 10% per annum. On August 16, 1996, the Company converted $502,552 in debt plus $46,675 in accrued interest to 196,152 shares of restricted common stock under Regulation S at a price of $2.80 a share.

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

        In March 1995, in connection with the resignation of two officers, the Company assigned to those individuals and a then director of the Company the corporate opportunity to pursue two other acquisitions. In the event an acquisition is completed, the Company is to receive a payment of $100,000. As part of this agreement, in April 1995 the Company's chairman received six-month options to purchase 100,000 shares of the Company's stock owned by the director and 175,000 shares held by his related corporation for a total purchase price of $187,500. These options were exercised in October 1995. See also, Preferred Stock, Note 6, for additional transactions of the Chairman.

5.  COMMITMENTS

        In April 1997, the Company arranged for a $551,000 letter of credit with its bank for the purposes of providing collateral in support of a material payment bond and a performance bond issued by a surety company in connection with work to be performed on certain construction projects. The $551,000 letter of credit is fully supported by the pledge of Company's funds, which are held by the Company's bank as collateral for the letter of credit. Such funds remain in a restricted use account until the bond and letter of credit are no longer required. The funds are regularly reinvested in short-term certificates of deposit with the bank. Certain contractors and customers require the Company to have bonding capacity in order to work on their projects. Presently, the Arroyo Seco project requires the Company to have material payment and performance bonds in connection with the Company's work on that project.

        The Company leases its office facilities pursuant to two leases that extend to October 31, 1998. The remaining rent commitment at September 30, 1997 is $147,624. Rent expense was $141,654 in fiscal year 1997, $86,158 in 1996, and
$63,790 in 1995. On March 1, 1997, the Company signed a lease for an apartment in San Diego for use by its employees and consultants, for the purposes of reducing hotel bills for employees and consultants who have residences outside of the San Diego area and who travel extensively to San Diego. The San Diego apartment rents for $950 a month and extends to February 28, 1998, for a remaining rent commitment at September 30, 1997, of $4,750. On April 18, 1997, the Company signed a lease for an apartment in Washington, D.C., which is used extensively by the Chairman who travels monthly to the Capitol to work on grant programs for composite technology development. The Washington apartment rents for $1,175 a month and expires in January 1998, for a remaining rent commitment at September 30, 1997, of $4,700.

        On April 14, 1997, the Company signed a construction contract for $501,138 (including tax) to design and build a second-generation
Robo-Wrapper(TM), which is expected to be completed in the Third Fiscal Quarter. As of September 30, 1997, the Company still owed $241,138 on the contract.

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

        In May 1996 Dr. Ma reduced a note and accrued interest payable to the Company by making a cash payment of $309,916 and offsetting deferred salaries, accrued vacation, and unreimbursed travel and entertainment expense through that date, partially offset by other amounts she owed the Company, the net of which reduced her note a further $137,012. The remaining balance due the Company under the note together with accrued interest, which total $335,840 on September 30, 1997, $306,288 on September 30, 1996, and $263,698 on September 30, 1995, have been included in a contra-equity account, "Notes receivable for Preferred Stock." Of the amount paid by Dr. Ma on the note in May 1996, $264,272 was first applied to a reduction of accrued interest and the remaining amount of $182,656 was applied to a reduction in principal on the note. The remaining principal balance after her payment on the note at May 21, 1996, was $267,344.

Warrants:

        At fiscal year ended September 30, 1994, the Company had warrants outstanding which entitle the holders to purchase 3,069,405 shares of Common Stock at prices from $0.20 to $6.00 a share.

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

        Fiscal year 1996. During fiscal 1996 warrants to purchase 262,386 shares of Common Stock were issued and warrants to purchase 487,720 shares of Common Stock were exercised. On January 17, 1996, the Company issued warrants to a consultant to purchase 100,000 shares of Common Stock, including 50,000 shares at $4.00 a share and 50,000 shares at $3.50 a share in connection with services to be performed over a six-month period. The warrants were valued at $44,000 and $76,000 respectively. The consulting agreement has been terminated. On September 27, 1996, a member of the board of directors was granted a five-year warrant to purchase 25,000 shares of Common Stock at $5.50 a share for serving on the board of directors. The closing price for the Common Stock was $3.156 that day so, accordingly no value was assigned to the warrant. See also Note 6, "Common Stock" for Common Stock issued as a result of exercises of warrants.

        Fiscal year 1997. During fiscal 1997, warrants to purchase 70,000 shares of Common Stock were issued, warrants to purchase 31,250 shares of Common Stock were exercised, and warrants to purchase 280,000 shares expired. During October and November 1996, warrants to purchase 31,250 shares at $0.80 a share were exercised. On March 21, 1997, the Vice Chairman was issued a five-year warrant to purchase 25,000 shares of Common Stock at $4.188 a share for serving on the board of directors. On that date the closing price for the Common Stock was $4.1875, accordingly, no value was assigned to the warrant. On April 17, 1997, the Company issued a five-year warrant to purchase 40,000 shares of Common Stock at $3.93 a share in connection with a third-party pledge of capital for the purposes of assisting the Company in obtaining a letter of credit. On that day, the closing price for the Common Stock was $3.1875. On June 17, 1997, an additional five-year warrant to purchase 5,000 shares of Common Stock at $2.625 was issued to the same party for extension of the third-party pledge. On that day, the closing price for the Common Stock was $2.50. Given the higher prices for the warrants, no value was placed on the issuance of either of the warrants. (See Note 1, "Commitments").

        Total warrants issued in connection with services, stock sales and debt extensions, as well as warrants exercised, are shown in the following table.

                                             COMMON       PRICE PER        VALUATION
                                             SHARES         SHARE          RECORDED
                                           ----------   -------------    ------------
Balance - September 30, 1994               3,069,405

    Warrants issued for services             400,000    $0.25 - $1.79       100,000
    Warrants issued with stock sale          427,740    $1.95 - $6.00            --
    Warrants issued with debt extension      725,682    $1.00 - $6.00        56,268
    Warrants exercised                      (200,000)   $0.20 - $0.25
                                             -------
        Balance - September 30, 1995       4,422,827

    Warrants issued for services             125,000    $3.16 - $4.00       120,000
    Warrants issued with debt extension      137,386    $        6.00           --
    Warrants redeemed                     (2,248,140)   $        4.00           --


    Warrants exercised                      (487,720)   $0.80 - $4.00            --
                                             -------
        Balance - September 30, 1996       1,949,353

    Warrants issued for services              25,000    $        4.19            --
    Warrants issued with debt                 45,000    $2.63 - $3.93            --
    Warrants expired                        (280,000)   $3.00 - $5.40
    Warrants exercised                       (31,250)   $        0.80            --
                                             -------

Balance - September 30, 1997               1,708,103


        Warrant balances as of September 30, 1995, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                       DATE OF      COMMON             DATE OF
                                      NUMBER OF       WARRANT          WARRANT     STOCK PRICE        EXERCISE OR
                  DATE OF GRANT       WARRANTS     EXERCISE PRICE      EXPIRATION  DATE OF GRANT      REDEMPTION
                  -------------       --------     --------------      ----------  -------------      ----------
                     2/92-7/92         112,500       $ 0.80000         5 Years      $ 2.50000     81,250 by 9/96
                        2/1/92           2,620       $ 0.68700         1/21/97      $ 2.50000             4/3/96
                       7/31/92       2,400,000       $ 4.00000         7/30/97      $ 3.00000            9/12/96
                       7/31/92         240,000       $ 5.40000         7/30/97      $ 3.00000            Expired
                       2/12/93          10,000       $ 0.80000         2/11/98      $ 2.50000      6,250 in 5/96
                       2/12/93          40,000       $ 3.00000         1/31/97      $ 2.50000            Expired
                      10/21/93          14,285       $ 1.75000        10/20/00      $ 1.75000
                       5/10/94          50,000       $ 1.00000         5/10/99      $ 1.25000            5/22/96
                      11/30/94          60,000       $ 1.00000        11/99/99      $ 1.56250            5/22/96
                      12/19/94          75,740       $ 1.95000        12/15/99      $ 1.75000           12/19/95
                        3/1/95          60,000       $ 1.00000         2/28/00      $ 1.75000            5/22/96
                       3/23/95          50,000       $ 0.25000         3/23/01      $ 1.25000
                       3/23/95          50,000       $ 0.25000         3/23/02      $ 1.25000
                       6/23/95          25,000       $ 1.63000         6/23/01      $ 1.62500
                       6/23/95          25,000       $ 1.63000         6/23/02      $ 1.62500
                       6/24/95         250,000       $ 1.79000         6/23/00      $ 1.62500
                       9/12/95         295,455       $ 6.00000         9/11/00      $ 5.03125
                       9/12/95         147,727       $ 6.00000         9/11/00      $ 5.03125
                       9/12/95         162,500       $ 6.00000         9/11/00      $ 5.03125
                       9/15/95         352,000       $ 6.00000         9/11/00      $ 5.43750
                                       -------
Total/average
at 9/30/95                           4,422,827       $ 4.01521                      $ 3.23898
                                     =========       =========                      =========


        Warrant balances as of September 30, 1996, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                       DATE OF      COMMON             DATE OF
                                      NUMBER OF       WARRANT          WARRANT     STOCK PRICE        EXERCISE OR
                  DATE OF GRANT       WARRANTS     EXERCISE PRICE      EXPIRATION  DATE OF GRANT      REDEMPTION
                  -------------       --------     --------------      ----------  -------------      ----------
                     2/92-7/92          31,250       $ 0.80000         5 Years      $ 2.50000      10/97 - 11/97
                       7/31/92         240,000       $ 5.40000         7/30/97      $ 3.00000            Expired
                       2/12/93           3,750       $ 0.80000         2/11/98      $ 2.50000
                       2/12/93          40,000       $ 3.00000         1/31/97      $ 2.50000            Expired
                      10/21/93          14,285       $ 1.75000        10/20/00      $ 1.75000
                       3/23/95          50,000       $ 0.25000         3/23/01      $ 1.25000
                       3/23/95          50,000       $ 0.25000         3/23/02      $ 1.25000
                       6/23/95          25,000       $ 1.63000         6/23/01      $ 1.62500
                       6/23/95          25,000       $ 1.63000         6/23/02      $ 1.62500
                       6/24/95         250,000       $ 1.79000         6/23/00      $ 1.62500
                       9/12/95         295,455       $ 6.00000         9/11/00      $ 5.03125
                       9/12/95         147,727       $ 6.00000         9/11/00      $ 5.03125
                       9/12/95         162,500       $ 6.00000         9/11/00      $ 5.03125
                       9/15/95         352,000       $ 6.00000         9/11/00      $ 5.43750
                      12/15/95         137,386       $ 6.00000        12/14/00      $ 5.68750
                       1/17/96          50,000       $ 3.50000         1/16/00      $ 4.68750
                       1/17/96          50,000       $ 4.00000         1/16/00      $ 4.68750
                       9/27/96          25,000       $ 5.50000         9/26/01      $ 3.15625
                                        ------
Total/average
at 9/30/96                           1,949,353       $ 4.65842                      $ 4.01947
                                     =========      ==========                      =========

        Warrant balances as of September 30, 1997, are shown in the following table categorized by exercise price for warrants granted, grant dates, shares exercisable, and expiration dates.

                                                                       DATE OF      COMMON          DATE OF
                                      NUMBER OF       WARRANT          WARRANT     STOCK PRICE     EXERCISE OR
                  DATE OF GRANT       WARRANTS     EXERCISE PRICE      EXPIRATION  DATE OF GRANT   REDEMPTION
                  -------------       --------     --------------      ----------  -------------   ----------
                       2/12/93           3,750       $ 0.80000         2/11/98      $ 2.50000
                      10/21/93          14,285       $ 1.75000        10/20/00      $ 1.75000
                       3/23/95          50,000       $ 0.25000         3/23/01      $ 1.25000
                       3/23/95          50,000       $ 0.25000         3/23/02      $ 1.25000
                       6/23/95          25,000       $ 1.63000         6/23/01      $ 1.62500
                       6/23/95          25,000       $ 1.63000         6/23/02      $ 1.62500
                       6/24/95         250,000       $ 1.79000         6/23/00      $ 1.62500
                       9/12/95         295,455       $ 6.00000         9/11/00      $ 5.03125
                       9/12/95         147,727       $ 6.00000         9/11/00      $ 5.03125
                       9/12/95         162,500       $ 6.00000         9/11/00      $ 5.03125
                       9/15/95         352,000       $ 6.00000         9/11/00      $ 5.43750
                      12/15/95         137,386       $ 6.00000        12/14/00      $ 5.68750
                       1/17/96          50,000       $ 3.50000         1/16/00      $ 4.68750
                       1/17/96          50,000       $ 4.00000         1/16/00      $ 4.68750
                       9/27/96          25,000       $ 5.50000         9/26/01      $ 3.15625
                       3/21/97          25,000       $ 4.18800         3/20/02      $ 4.18750
                       4/18/97          40,000       $ 3.93000         4/18/02      $ 3.81250
                       6/17/97           5,000       $ 2.62500         6/17/02      $ 2.50000
                                         -----
Total/average
at 9/30/97                           1,708,103       $ 4.63376                      $ 4.21926
                                     =========       =========                      =========

Common Stock:

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

        Fiscal year 1997. During October and November 1996 the Company received $25,000 from four individuals who exercised warrants to purchase 31,250 shares of restricted Common Stock at $0.80 per share.

        During the period from October 11, 1996, to April 10, 1997, the Company received cash in the amount of $1,675,000 from two individuals in exchange for 595,649 shares of restricted Common Stock under Regulation S under two private placement agreements for $2 million, signed on September 12, 1996. The average share price of Common Stock issued to these two individuals during this period was $2.81. The balance of funds totaling $325,000 war received in the prior fiscal year.

        On March 18, 1997, the two individuals exercised their rights to purchase an additional $2 million in exchange for 799,784 shares of restricted Common Stock at an average price of $2.50 a share.

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

        On June 16, 1997, the Company signed agreements for two outside investors to purchase restricted Common Stock under Regulation S for $2 million, of which the Company had received $1,400,933 in exchange for 840,179 shares of restricted Common Stock before September 30, 1997, for an average price of $1.67 a share. From October 1, 1997 to December 19, 1997, the Company received an additional $190,000 of these private placements in exchange for 226,145 shares of restricted Common Stock, for an average price of $0.84 a share. The amounts received after September 30, 1997, but before publication of this financial statement are included in total Subscriptions Receivable at September 30, 1997. The remaining funds to be received under one private placement as of December 19, 1997, is $409,067.

        On December 30, 1997, the Company signed agreements for two outside investors to purchase restricted Common Stock under Regulation D aggregating $3,000,000. The shares are to be purchased from December 30, 1997, through September 30, 1998.

7.  STOCK OPTIONS

        A total of 550,000 shares of common stock are reserved for issuance upon the exercise of options to be granted pursuant to the Company's 1991 Stock Option Plan and 1,000,000 shares for issuance under the 1996 Stock Option Plan. Options may be granted to officers, directors and employees. Transactions in the various plans are summarized below:

                                   OPTIONS
                                   AVAILABLE     GRANTED       PRICE
                                   FOR GRANT     OPTIONS     PER SHARE
                                   ---------     -------     ---------
1991 STOCK OPTION PLAN
----------------------
Balance at September 30, 1993      419,400       130,600    $2.29-$2.63
     Granted                       (89,000)       89,000    $0.75-$2.26
     Canceled                       56,049       (56,049)   $1.52-$2.52
                                  --------    ----------
Balance at September 30, 1994      386,449       163,551    $0.75-$2.52
     Granted                      (332,249)      332,249    $1.50-$1.88
     Canceled                      108,800      (108,800)   $1.50-$2.52
                                  --------    ----------
Balance at September 30, 1995      163,000       387,000    $0.75-$2.50
     Granted                      (163,000)      163,000    $3.63-$5.18
     Canceled                            0             0
                                  --------    ----------
Balance at September 30, 1996            0       550,000    $0.75-$5.18
     Granted                       (20,000)       20,000    $      2.44
     Canceled                       99,000       (99,000)   $3.75-$5.18
                                  --------    ----------
Balance at September 30, 1997       79,000       471,000    $0.75-$5.00

1996 STOCK OPTION PLAN
----------------------
Balance at September 30, 1995    1,000,000             0
     Granted                       (30,000)       30,000    $      3.63
     Canceled                            0             0
                                  --------    ----------
Balance at September 30, 1996      970,000        30,000    $      3.63
     Granted                      (583,500)      583,500    $1.56-$4.31
     Canceled                      196,000      (196,000)   $2.50-$5.38
                                  --------    ----------
Balance at September 30, 1997      582,500       417,500    $1.56-$4.19


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


       NAME                     AGE    POSITION
       ----                     ---    --------
Gloria C. L. Ma, Ph.D.          49     Chairman and Chief Executive Officer

Lawrence D. Cercone, Ph.D.      53     Vice President Engineering

Gregory P. Hanson, CMA          51     Chief Financial Officer

Roger W. Green                  55     Vice President Sales

James T. Gasparo                49     Vice President Construction

Robert E. Farris                62     Vice Chairman and Director of the Company

William J. Dale                 64     Director of the Company

Walter Geer                     48     Director of the Company

        DR. MA is co-founder of the Company and served as President or Chairman from its inception in 1985 to September 1991, Executive Vice President from September 1991 to July 1994, and thereafter as Chairman. She resumed the position of Chief Executive Officer in April 1995. Before founding the Company, Dr. Ma was President of Zealot & Company, Ltd., a privately held investment company in Hong Kong. She received undergraduate and masters degrees in genetics from McGill University (Montreal) and a Ph.D. degree in molecular biology from the University of California, San Diego. She is a member of the Board of Directors for the American Road and Transportation Builders Association (ARTBA). Other memberships include the President's Council on Competitiveness, the Board of Overseers to the Chancellor of the University of California, San Diego, and the San Diego Technology Council.

        DR. CERCONE was appointed Vice President of Engineering in August 1994. In April 1997, Dr. Cercone was named a finalist for Technical Innovator of the Year, Transportation and Automotive category, by Discover Magazine. From 1989 to 1994 he was an adjunct professor at the University of Wyoming. From 1984 to 1989 Dr. Cercone owned an engineering firm specializing in the design and manufacture of machinery used in the manufacture and treatment of composites. Prior to that, he was employed by Ciba Composite, Celanese Corp. and Stauffer Chemical. Dr. Cercone has a Ph.D. in Chemical Engineering from Massachusetts Institute of Technology.

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

        MR. GREEN has served as Vice President Sales since January 31, 1997. Green has more than 30 years experience in the construction industry. From 1995 to 1996 he was General Manager for National Ready Mixed Concrete Company. From 1994 to 1995 he was a consultant for the California Cement Producers' Coalition. From 1994 to 1995 he was consultant to Mitsubishi Cement-Lucy Cement. From 1985 to 1994 he was Area Sales Manager for Mitsubishi Cement Corporation (formerly Kaiser Cement). Prior to 1985 he worked for various companies in the concrete and cement industry. Mr. Green received his education through several institutions in England, including classes taken at Ashridge Management Business School, Holly Ryod Business School, Manchester University, and Merchant Taylors' School. Continuing educational courses were taken at the University of California, Los Angeles.

        MR. GASPARO joined the Company on March 28, 1997, as Vice President of Construction. Mr. Gasparo has 25 years of experience in the construction industry. From January 1994 to March 1997, he was responsible for heavy construction equipment sales at Rainbow Equipment Corporation. From December 1976 to May 1992, Mr. Gasparo owned and operated his own construction company, Best Western Paving Company, Inc. Gasparo was President of the Southern California Contractors Association in 1991 and a member of the board of Associated General Contractors (AGC), Los Angeles District, from 1990-1991. He was President of Southern California Grading and Paving Association in 1981. He graduated from the University of Illinois in Urbana-Champaign with a B. S. degree in Finance in 1970.

        MR. FARRIS is a former Federal Highway Administrator. Mr Farris has a long distinguished career in transportation administration, both at the federal and state government level. For the past eight years, he has been working with industry as an international consultant on transportation issues with special emphasis on the development of public/private partnerships. From 1986 to 1989 Mr. Farris served as the Federal Highway Administrator, a position appointed by President Reagan and confirmed by the United States Senate. This position is one of four top administrative offices in the U.S. Department of Transportation. Mr. Farris had responsibility for more than 3,000 employees and a budget in excess of $13 billion.

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

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Directors, officers and each beneficial owner of more than 10% of the Common Stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports periodically disclosing their transactions in the Company's securities. Based on a review of such reports, the Company has noted that Form 4 was not filed on the specified due dates by Gregory Hanson.

ITEM 10.  EXECUTIVE COMPENSATION.

          Item 10 is incorporated by reference to the proxy statement to be filed on or about January 30, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Item 11 is incorporated by reference to the proxy statement to be filed on or about January 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Item 12 is incorporated by reference to the proxy statement to be filed on or about January 30, 1998.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1)  Index to Financial Statements

                                                                                Page
                                                                                ----
        Independent Auditor's Report                                             12

        Consolidated Balance Sheets at September 30, 1997 and 1996               13

        Consolidated Statements of Operations for the years ended                14
        September 30, 1997, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the                  15
        three years ended September 30, 1997

        Consolidated Statements of Cash Flows for the years ended                16
        September 30, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements                               17

(a)(2)  Exhibits

        The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)     Reports on Form 8-K

        On August 29, 1997, the Company filed a current report on Form 8-K indicating it had entered into two private placements totaling $2,000,000 in exchange for restricted common stock. The private placements were conducted pursuant to Regulation S under the Securities Act of 1933. There was no underwriter involved.

                            XXSYS TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

                                  (Item 13(a))

Exhibit
Number                Description
------                -----------
3.1     (1)    Restated Articles of Incorporation.
3.1.1   (3)    Certificate of Amendment to Articles of Incorporation.
3.2     (1)    Restated Bylaws.
4.0     (4)    Certificate of Determination for Registrant's Series A Preferred Stock.
10.1    (1)    Employment Agreement dated September 7, 1991 between Registrant and Gloria C.L. Ma.
10.2           Lease Agreement dated October 26, 1995 between Registrant and Viewridge Business Park.
10.3    (1)    Form of Indemnification Agreement between Registrant and its officers and directors.
10.4           1991 Stock Option Plan dated December 14, 1991, as amended.
10.5    (2)    Warrant dated August 12, 1992 issued to H. J. Meyers & Co., Inc.
10.6    (2)    Stock Escrow Agreement among Registrant, American Stock Transfer and Trust Company and certain stockholders of
               Registrant.
10.7    (2)    Agreement between certain of Registrant's stockholders and H. J. Meyers  & Co., Inc. with respect to transferability of shares.
10.8    (2)    Letter agreement between Registrant and H. J. Meyers & Co., Inc. pertaining to mergers and acquisitions.
10.9    (1)    Form of Warrant issued in 1992 bridge financing.
10.10   (3)    Memorandum of Understanding dated February 12, 1993 among the members of the Advanced Composite Technology Transfer
               (ACTT) Consortium.
10.11   (3)    Cooperation Agreement dated July 21, 1993 among Composite Retrofit Corporation, Hercules Incorporated, FCI
               Constructors, and Ciba Composites Division, Ciba-Geigy Corporation.
10.12   (5)    Warrant Agreement dated December 30, 1993 between the Company and Mr. S. Georgiev.
10.13   (6)    Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.14   (6)    Registrant's Promissory Note dated May 10, 1994 in the amount of $20,000.
10.15   (6)    Registrant's Promissory Note dated May 10, 1994 in the amount of $10,000.
10.16   (6)    Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.17   (6)    Form of Warrant Agreement issued to holders of Registrant's Promissory Note dated May 10, 1994.
10.18   (7)    Registrant's November 30, 1994 Amendment to Note and Warrant Agreement dated May 10, 1994, in the amount of $35,000.
10.19   (7)    Registrant's November 30, 1994 Amendment to Note and Warrant Agreement dated May 10, 1994, in the amount of $20,000.
10.20   (7)    Registrant's November 30, 1994 Amendment to Note and Warrant Agreement dated May 10, 1994, in the amount of $10,000.
10.21   (7)    Registrant's November 30, 1994 Amendment to Note and Warrant Agreement dated May 10, 1994, in the amount of $35,000.
10.22   (7)    Form of Warrant Agreement issued to holders of Registrant's Promissory Notes, Amended November 30, 1994.
10.23   (7)    Letter Agreement between Company and Steven Georgiev dated January 4, 1995.
10.24   (8)    Agreement regarding separation of employment of Paul W. Pendorf and William J. Timmerman dated March 25, 1995.
10.25   (9)    Registrant's Promissory Note dated March 25, 1995 in the amount of $200,000 and related Warrant Agreement.
10.26   (9)    Registrant's Promissory Note dated March 26, 1995 in the amount of $100,000 and related Warrant Agreement.
10.27   (9)    Registrant's Promissory Note dated May 10, 1995 in the amount of $110,000 and related Warrant Agreement.
10.28  (10)    Registrant's Promissory Note dated July 28, 1995 in the amount of $93,000 and related Warrant Agreement.

Exhibit
Number                Description
------                -----------
10.29   (10)   Registrant's Promissory Note in the amount of $247,202,
               effective September 12, 1995, together with related Warrant
               Agreement and rescission of agreement to accept common stock in lieu of loan.
10.30   (10)   Registrant's Promissory Note in the amount of $123,601,
               effective September 12, 1995, together with related Warrant
               Agreement and rescission of agreement to accept common stock in lieu of loan.
10.31   (10)   Registrant's Promissory Note in the amount of $131,749,
               effective September 12, 1995, together with related Warrant
               Agreement and rescission of agreement to accept common stock in lieu of loan.
10.32   (10)   Common stock purchase agreement between Biu Bui Law and the
               Company dated August 30, 1995.
10.33   (11)   Current report on Form 8-K, giving evidence of compliance with the minimum listing requirements for Nasdaq.
10.34   (12)   Common stock purchase agreements between the Company and Tung Bik
               Lin and Li Sau Foon, dated September 15, 1996.
10.35   (13)   Common stock purchase agreements between the Company and Tung Bik
               Lin and Li Sau Foon, dated August 29, 1997.
10.36          License Agreement between the Regents of the University of
               California and the Company, dated June 27, 1997.
10.37          Distributorship Agreement between the Sho-Bond Corporation and the Company, dated June 27, 1997.
10.38          Common stock purchase agreements between the Company and Tung Bik
               Lin and Li Sau Foon, dated December 30, 1997.
27             Financial Data Schedule.

Notes:
------
  (1)   Incorporated by reference to Form S-1 dated July 16, 1992, File No. 33-47018.
  (2)   Incorporated by reference to Form 10-K for the year ended September 30, 1992.
  (3)   Incorporated by reference to Form 10-K for the year ended September 30, 1993.
  (4)   Incorporated by reference to Form 8-K dated May 12, 1994.
  (5)   Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1993.
  (6)   Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1994.
  (7)   Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1994.
  (8)   Incorporated by reference to Form 8-K dated April 10, 1995.
  (9)   Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1995.
  (10)  Incorporated by reference to the original Form 10-KSB for the year ended September 30, 1995, filed on January 15, 1996.
  (11)  Incorporated by reference to Form 8-K dated October 31, 1996.
  (12)  Incorporated by reference to Form 10-KSB for the year ended September 30, 1996.
  (13)  Incorporated by reference to Form 8-K dated August 29, 1997.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XXSYS TECHNOLOGIES, INC.

January 6, 1998                    By:  /s/    GLORIA C. L. MA
                                       ----------------------------------------
                                               Gloria C. L. Ma
                                         Chairman and Chief Executive Officer


                                   By:  /s/         GREGORY P. HANSON
                                       ----------------------------------------
                                                    Gregory P. Hanson
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


        Signature                                 Title                              Date
        ---------                                 -----                              ----
 /s/       Gloria C. L. Ma                 Chairman, Chief Executive            January 6, 1998
---------------------------------------    Officer and Director
           Gloria C. L. Ma


 /s/       Gregory P. Hanson               Chief Financial Officer              January 6, 1998
---------------------------------------
           Gregory P. Hanson


/s/        Robert E. Farris                Director                             January 6, 1998
---------------------------------------
           Robert E. Farris


/s/        Walter Geer                     Director                             January 6, 1998
---------------------------------------
           Walter Geer


/s/        William J. Dale                 Director                             January 6, 1998
---------------------------------------
           William J. Dale
