Form 10QSB
period 1997-12-31
XXSYS TECHNOLOGIES INC /CA
filed 1998-02-17
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

                For the quarterly period ended December 31, 1997



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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- 9,836,556 shares outstanding on February 13, 1998.

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

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                        DECEMBER 31,                SEPTEMBER 30,
ASSETS                                                                      1997                        1997
                                                                        ------------                ------------
Current Assets:
    Cash and cash equivalents                                           $    102,907                $     33,846
    Restricted certificates of deposit                                       551,000                     551,000
    Accounts receivable                                                      283,970                     504,644
    Stock subscription receivable (Note 2)                                   187,000                     366,000
    Inventory                                                                102,663                      80,496
    Prepaid expenses and other                                               101,092                     130,289
                                                                        ------------                ------------
          Total current assets                                             1,328,632                   1,666,275

Machinery, equipment and furniture, net of
   accumulated depreciation of $860,864 and $787,878                       1,526,658                   1,587,246

Deferred costs                                                                 4,219                      12,661

Patents, net of amortization of $136,028 and $128,956                        181,164                     142,340
                                                                        ------------                ------------
          Total assets                                                  $  3,040,673                $  3,408,522
                                                                        ============                ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $    449,887                $    613,811
    Accrued compensation                                                     116,442                      68,382
    Accrued liabilities                                                      142,223                     283,687
    Related party accrued expenses                                            69,867                      49,247
    Current portion, long-term debt                                           59,001                      94,763
                                                                        ------------                ------------
            Total current liabilities                                        837,420                   1,109,890

Long-term debt, less current portion                                          73,238                      70,668
Commitments and contingencies (Note 3)

Shareholders' equity:
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding -- 4,500
        (liquidation preference -- $450,000)                                 450,000                     450,000
    Common stock, no par value
        Shares authorized  -- 20,000,000;
        Issued and outstanding  -- 9,836,556 /  9,362,371                 19,479,052                  19,262,052
Accumulated deficit                                                      (17,455,748)                (17,148,248)
Note receivable for preferred stock                                         (343,289)                   (335,840)

Deferred compensation                                                             --                          --
                                                                        ------------                ------------
          Total shareholders' equity                                       2,130,015                   2,227,964
                                                                        ------------                ------------
               Total liabilities and shareholders' equity               $  3,040,673                $  3,408,522
                                                                        ============                ============





                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            THREE MONTHS ENDED DECEMBER 31,

                                                          1997                       1996
                                                      ===========                ===========
Revenues:
    Sales                                             $        --                $        --
    Contract revenues                                     308,370                    103,918
                                                      ===========                ===========
         Total revenues                                   308,370                    103,918

Operating expenses:
    Cost of equipment                                          --                         --
    Cost of services                                      261,316                    151,357
    Selling, general and administrative                   685,286                    927,743
    Research and development                               58,131                     25,203
                                                      -----------                -----------
         Total operating expenses                       1,004,733                  1,104,303

Operating loss                                           (696,363)                (1,000,385)

Interest income                                            16,598                     13,571
Other income (5 )                                         374,995                    169,498
Interest expense                                           (2,755)                    (3,049)
                                                      -----------                -----------

Net loss                                              $  (307,525)               $  (820,365)
                                                      ===========                ===========

Net loss per share                                    $      (.03)               $      (.11)
                                                      ===========                ===========

Weighted average number of shares
outstanding                                             9,222,587                  7,297,819
                                                      ===========                ===========


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                         1997                      1996
                                                                     -----------                -----------
Cash flows from operating activities:
    Net loss                                                         $  (307,525)               $  (820,365)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                                     88,500                     54,711
        Non-cash compensation                                                 --                         --
        Accrued interest income                                           (7,449)                   (11,884)
        Changes in assets and liabilities:
            Investments                                                       --                         --
            Accounts receivable                                          220,674                    (20,596)
            Cash in escrow                                                    --                   (139,498)
            Inventories                                                  (22,167)                        --
            Prepaid expenses and other                                    29,197                     14,972
            Accounts payable                                            (163,924)                     2,842
            Accrued liabilities                                          (93,379)                   147,200
            Related party accrued expenses                                20,620                     30,585
                                                                     -----------                -----------
                 Net cash used in operating activities                  (235,453)                  (742,033)

Cash flows from investing activities:
    Purchase of machinery and equipment                                  (12,398)                  (363,702)
    Deferred costs                                                            --                    (17,083)
    Other assets                                                          45,896                         --
                                                                     -----------                -----------
         Net cash used in investing activities                           (58,294)                  (380,785)

Cash flows from financing activities:
    Sale of common stock                                                 396,000                  1,149,933
    Warrant redemption costs                                                  --                         --
    Exercise of warrants                                                      --                     25,000
    Issuance of convertible notes                                             --                         --
    Issuance of other notes payable                                           --                         --
    Repayment of notes payable                                           (33,192)                   (22,078)
    Payments of related party debt                                            --                         --
                                                                     -----------                -----------
        Net cash from financing activities                               362,808                  1,152,855

Net increase (decrease) in cash                                           69,061                     30,037
Cash and cash equivalents -- beginning of period                          33,846                    184,489
                                                                     -----------                -----------

Cash and cash equivalents at end of period                           $   102,907                $   214,526
                                                                     ===========                ===========




                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1997, contained in the Company's Form 10-KSB. The results of operations for the three-month period ended December 31, 1997, are not necessarily indicative of results for the entire year.

2.   STOCK SUBSCRIPTIONS RECEIVABLE

         The stock subscriptions receivable at December 31, 1997, of $187,000 represent cash received by the Company in January and February 1998 as partial payment for stock purchased under a stock purchase agreement under Regulation D that the Company signed on December 30, 1997, and a stock purchase agreement under Regulation S signed on June 16, 1997. The stock subscription receivable at September 30, 1997, of $366,000 represents $190,000 in cash received by the Company from October 1, 1997, to December 31, 1997, as payment for restricted stock purchased under a stock purchase agreement under Regulation S that the Company signed on June 16, 1997, and payment of $176,000 in October 1997, for the balance due the Company under a note payable and stock purchase agreement signed on September 1, 1995. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for each of the periods ended September 30, 1997, and December 31, 1997.

3.  COMMITMENTS

         At December 31, 1997, the Company had a commitment to complete the construction of a column wrapping machine designated for wrapping columns up to six feet in diameter. The cost to complete the machine, Robo 2.2(TM), was approximately $160,000, and delivery is expected to be in the third fiscal quarter 1998.

4.  SHAREHOLDERS' EQUITY

Common Stock:

         During the period from October 1, 1997, to December 31, 1997, the Company received cash in the amount of $220,000 from one individual for 274,714 shares of restricted Common Stock under Regulation S. Of the total received, $190,000 was reported as a subscription receivable at September 30, 1997. The average share price of Common Stock issued to this individual during this period was $0.80.

         In January and February 1998 the Company received $95,000 for 222,784 shares of restricted common stock as part of a $1,000,000 private placement under Regulation S, signed on June 16, 1997, and $92,000 for 202,832 shares of restricted common stock as part of a $1,500,000 private placement agreement under Regulation D signed on December 30, 1997. The amounts received are shown as a subscriptions receivable at December 31, 1997. The average price per share of the Common Stock issued was $0.44.

5.  OTHER INCOME

         Other income of $374,995 in fiscal 1998 represents the net effect of the Company's receipt of payment of a final consulting fee from a composite materials company.

         Other income of $169,498 in fiscal 1997 represents the net effect of the Company's receipt of payment of a consulting fee from a composite materials company, less an amount paid to the company's former president in settlement of a prior dispute with the former president over rights to the consulting fee, and other matters.

RESULTS OF OPERATIONS

First Quarter of Fiscal 1998 Compared to First Quarter of 1997

         Revenues of $308,370 were recorded in the fiscal quarter ended December 31, 1997, the first quarter of the Company's 1998 fiscal year, representing an increase of $204,452, or almost a 200% increase over the first quarter of fiscal 1997. Approximately 55% of revenues were from public sector demonstration projects, and 45% from private sector retrofit projects. During the quarter, the Company completed the retrofit of four one-story building structures in Anaheim, California and a subcontract to retrofit a bridge at the interchange of I-5 and I-90 in Seattle, Washington.

         Total operating expenses of $1,004,733 in the first quarter 1998 decreased by $99,570, or 9%, from the first quarter of fiscal 1997. The cost of services of $261,316 represented 85% of contract revenues, for a 15% gross margin, compared with a negative margin in the first quarter of fiscal 1997. The improved margin is due to an increase in private sector work which has more favorable margins than small demonstration projects and government research programs. Selling, general and administrative expenses decreased by $242,457, or 26%, to $685,286, as the Company cut administrative costs and reduced its government marketing and sales activity. Research and development (R&D) expense increased by $32,928, to $58,131, as the Company continued to fund more of its own R&D programs.

         Interest income during the first quarter increased to $16,598, compared to $13,571 in the first quarter of the prior year. Other income of $374,995 is primarily the result of consulting fees received from a composite materials company (see Note 5, Other Income).

         The net loss for the first quarter of fiscal 1998 of $307,525 represents a decrease of $512,840 from the net loss of $820,365 in the first quarter of 1997. On a per share basis, the net loss was $0.03 in the first quarter 1998, compared to $0.11 in the first quarter of 1997. Other income from consulting fees (See Note 5, Other Income), and lower administrative expense are the primary reasons for the lower loss.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1998, the Company continued to incur high operating costs in pursuing the commercialization of its composite retrofit business. The cost of small demonstration projects, seminars, and research work now being performed in five states, California, Washington, Utah, Wyoming, and Illinois, as well as continued high marketing and sales expense of introducing the technology in these and other states continues to contribute to high costs. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects and seminars, which are expected to continue to be conducted throughout 1998. The Company has now completed three public sector projects and three private sector projects, all of which were performed in three states, Washington, Utah and California.

         The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business. The Company reported at the beginning of its fiscal year that approximately $5 million in capital will be necessary to sustain operations and capital equipment purchases throughout the 1998 fiscal year. During the first quarter ended December 31, 1997, the Company received $220,000 from the sale of restricted Common Stock through the private placement under Regulation S signed on June 16, 1997. An additional $187,000 was received in January and early February 1998 as part of the sale of restricted Common Stock. The remaining funds to be received under private placements as of February 12, 1998, are $284,067 for the private placement under Regulation S signed on June 16, 1997, and $2,908,000 for the private placements under Regulation D signed on December 30, 1997.


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

 February 13, 1998



                                         By: /s/  Gregory P. Hanson
                                             ---------------------------------
                                                  Gregory P. Hanson
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)