Form 10QSB
period 1998-03-31
XXSYS TECHNOLOGIES INC /CA
filed 1998-05-15
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

                  For the quarterly period ended March 31, 1998



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


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- 11,294,755 shares outstanding on May 15, 1998.

Transitional Small Business Disclosure Format (check one): Yes X No

                            XXSYS TECHNOLOGIES, INC.

                                      INDEX

                         PART I -- FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----


        Condensed Consolidated Balance Sheets                           3

        Condensed Consolidated Statements of Operations                 4

        Condensed Consolidated Statements of Cash Flows                 5

        Notes to Consolidated Financial Statements                      6-9

        Exhibits                                                        10-15

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              MARCH 31,     SEPTEMBER 30,
                                                                1998            1997
                                                            ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                               $     12,111    $     33,846
    Restricted certificates of deposit                           551,000         551,000
    Trade accounts receivable                                    172,174         504,644
    Other accounts receivable (Note 5)                            90,681            --
    Stock subscription receivable (Note 2)                       385,300         366,000
    Inventory and work in process                                373,452          80,496
    Prepaid expenses and other                                    80,719         130,289
                                                            ------------    ------------
          Total current assets                                 1,665,437       1,666,275

Machinery, equipment and furniture, net of
   accumulated depreciation of $933,200 and $787,878           1,520,388       1,587,246

Deferred costs                                                     4,218          12,661

Patents, net of amortization of $144,466 and $128,956            182,696         142,340
                                                            ------------    ------------
          Total assets                                      $  3,372,739    $  3,408,522
                                                            ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                        $    934,243    $    613,811
    Accrued compensation                                          80,278          68,382
    Accrued liabilities                                          161,176         283,687
    Related party accrued expenses                                78,347          49,247
    Current portion, long-term debt                               48,411          94,763
                                                            ------------    ------------
            Total current liabilities                          1,302,455       1,109,890

Long-term debt, less current portion                              59,097          70,668
Commitments and contingencies (Note 3)

Shareholders' equity (Note 4):
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding - 500/4,500
        (liquidation preference -- $50,000/$450,000               50,000         450,000
    Common stock, no par value
        Shares authorized -- 20,000,000;
        Issued and outstanding -- 11,294,755/9,362,371        20,499,352      19,262,052
Accumulated deficit                                          (18,278,270)    (17,148,248)
Note receivable for stock (Note 5)                              (259,895)       (335,840)
Deferred compensation                                               --              --
                                                            ------------    ------------
          Total shareholders' equity                           2,011,187       2,227,964
                                                            ------------    ------------
               Total liabilities and shareholders' equity   $  3,372,739    $  3,408,522
                                                            ============    ============

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    MARCH 31,                       MARCH 31,
                                          ----------------------------    ----------------------------
                                              1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
Revenues:
    Commercial sales and services         $    107,885    $     31,041    $    416,255    $     75,622
    Government research contracts                9,267         128,353           9,267         187,690
                                          ------------    ------------    ------------    ------------
         Total revenues                        117,152         159,394         425,522         263,312

Operating expenses:
    Cost of services                           115,736         159,132         377,052         310,489
    Selling, general and administrative        743,231         903,861       1,428,517       1,831,604
    Research and development                    92,866          84,828         150,997         110,031
                                          ------------    ------------    ------------    ------------
         Total operating expenses              951,833       1,147,821       1,956,566       2,252,124
                                          ------------    ------------    ------------    ------------

Operating loss                                (834,681)       (988,427)     (1,531,044)     (1,988,812)

Interest income                                 14,178          12,042          30,776          25,613
Other income (Note 6)                                0          62,077         374,990         231,575
Interest expense                                (1,994)         (3,370)         (4,749)         (6,419)
                                          ------------    ------------    ------------    ------------

Net loss                                  $   (822,497)   $   (917,678)   $ (1,130,022)   $ (1,738,043)
                                          ============    ============    ============    ============

Net loss per share                        $       (.08)   $       (.12)   $       (.12)   $       (.24)
                                          ============    ============    ============    ============

Weighted average number of shares
outstanding                                  9,804,268       7,376,516       9,513,428       7,337,168
                                          ============    ============    ============    ============

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          SIX MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             1998                 1997
                                                         ------------    ------------
Cash flows from operating activities:
    Net loss                                             $ (1,130,022)   $ (1,738,043)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                         169,275         124,157
        Non-cash compensation                                    --              --
        Accrued interest income                               (14,736)        (23,511)
        Changes in assets and liabilities:
            Investments                                          --              --
            Accounts receivable                               332,470        (100,298)
            Cash in escrow                                       --           175,000
            Inventories                                      (292,956)        (77,279)
            Prepaid expenses and other                         49,570          28,873
            Accounts payable                                  320,432         (37,833)
            Accrued liabilities                              (110,615)         79,418
            Related party accrued expenses                     29,100           7,172
                                                         ------------    ------------
                 Net cash used in operating activities       (647,482)     (1,562,344)

Cash flows from investing activities:
    Purchase of machinery and equipment                       (78,464)       (409,363)
    Deferred costs                                                  0         (49,172)
    Other assets                                              (55,866)         (5,277)
                                                         ------------    ------------
         Net cash used in investing activities               (134,330)       (463,812)

Cash flows from financing activities:
    Sale of common stock                                      818,000       1,938,933
    Warrant redemption costs                                     --              --
    Exercise of warrants                                         --            25,000
    Issuance of warrants                                         --              --
    Issuance of convertible notes                                --              --
    Issuance of other notes payable                              --              --
    Repayment of notes payable                                (57,923)        (46,330)
    Payments of related party debt                               --              --
                                                         ------------    ------------
        Net cash from financing activities                    760,077       1,917,603

Net increase (decrease) in cash                               (21,735)       (108,553)
Cash and cash equivalents -- beginning of period               33,846         184,489
                                                         ------------    ------------

Cash and cash equivalents at end of period               $     12,111    $     75,936
                                                         ============    ============

                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1997, contained in the Company's Form 10-K. The results of operations for the six-month period ended March 31, 1998, are not necessarily indicative of results for the entire year.

2.   STOCK SUBSCRIPTIONS RECEIVABLE

     The stock subscriptions receivable at March 31, 1998, of $ 385,300 represent cash received by the Company in April and May 1998 as partial payment for stock purchased under stock purchase agreements that the Company signed on December 30, 1997, and June 16, 1997. The stock subscriptions receivable at September 30, 1997, of $366,000 represents $190,000 in cash received by the Company from October 1, 1997, to December 31, 1997, as part of a restricted stock purchase agreement that the Company signed on June 16, 1997, and payment of $176,000 in October 1997, for the principal balance due the Company under a note payable and stock purchase agreement signed on September 1, 1995. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for each of the periods ended September 30, 1997, and March 31, 1998.

3.   COMMITMENTS

     At March 31, 1998, the Company had a commitment to complete construction of a column wrapping machine designated for wrapping columns up to six feet in diameter. The balance to be paid prior to taking delivery of the machine, Robo 2.2(TM), is $140,500. Machine testing and delivery is expected to be in the third fiscal quarter 1998.

4.   SHAREHOLDERS' EQUITY

Common Stock:

     During the period from October 1, 1997, to March 31, 1998, the Company received cash in the amount of $550,000 from one individual for 1,022,254 shares of restricted Common Stock under Regulation S. Of the total received, $190,000 was reported as a subscription receivable at September 30, 1997. Additionally, $92,000 was received from another individual for 202,832 shares of restricted common stock under Regulation D. The average price per share of the Common Stock issued was $0.52.

     In October 1997, the Company received $212,170 from an uncle of the Company's chairman in final payment of a two-year note given as part of a $1,056,000 private placement made with the Company in October 1995 in exchange for 211,200 shares of Common Stock. The Common Stock was issued in October 1995 in exchange for $880,000 in cash and a two-year note for $176,000. The payment in October 1997 for the note included $36,170 in accrued and unpaid interest.

     On March 19, 1998 the holder of Company's $100 Par Series "A" Preferred Stock exercised his right to convert 4,000 shares into 320,000 shares of Common Stock, for an average conversion price per share of Common Stock of $1.25.

     In April and May 1998 the Company received $49,067 for 68,876 shares of restricted Common Stock as part of a $1,000,000 private placement under Regulation S, signed on June 16, 1997, and $336,233 for 544,567 shares of restricted Common Stock as part of a $1,500,000 private placement agreement under Regulation D signed on December 30, 1997. The amounts received are shown as a subscriptions receivable at March 31, 1998. The average price per share of the Common Stock issued was $0.63. Sales of Common Stock under all private placements under Regulation S have now been completed.

5.   NOTES RECEIVABLE FOR COMMON AND PREFERRED STOCK

     On May 12, 1998, Dr. Ma reduced the balance of a promissory note and accrued interest due the Company by $90,681, by relinquishing her rights to certain deferred salaries and accrued vacation. The effect of this transaction is to reclass $90,681 previously reported as "Notes Receivable - Preferred and Common Stock" to "Other Receivables." The remaining balance due under the promissory note of $259,895 on March 31, 1998, and $335,840 at September 30, 1997, continues to be reported as a contra-equity account, "Notes Receivable Preferred and Common Stock." Of the amount being paid on the note by Dr. Ma, $55,056 was first applied to reduction of accrued interest and the remaining amount of $35,625 was applied to reduction in principal on the promissory note.

6.   OTHER INCOME

     Other income of $374,995 in the first six months of fiscal 1998 represents the net effect of the Company's receipt of payment of a final consulting fee from a composite materials company in the First Fiscal Quarter 1998. Other income of $62,077 for the three months ended March 31, 1997, and $231,575 for the six months ended March 31, 1997, represents consulting fees from a composite materials company and final settlement with the former president of the Company over rights to a consulting fee from the same company.

7.   CONSULTING AGREEMENT

     On April 15, 1998, the Company entered into a two-year consulting agreement with Continental Capital & Equity Corporation (CCEC), a public relations and direct marketing advertising firm located in Longwood, Florida, specializing in the dissemination of information about publicly traded companies. As part of the agreement, CCEC will publicize the Company to brokers, prospective investors and shareholders, including preparation and mailing of corporate information about the Company and field calls from firms, investors and brokers inquiring about the Company. In consideration of the services to be performed by CCEC, CCEC will be entitled to receive 300,000 shares of freely trading Common Stock and options to purchase an additional 50,000 shares at $2.00 per share and 50,000 shares at $3.00 per share. All Common Stock issued is to be held in escrow for a specific period of time and is subject to repurchase by the Company at designated prices for a limited period after issuance.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 1998 Compared to Second Quarter of 1997

     Revenues of $117,152 were recorded in the fiscal quarter ended March 31, 1998, the second quarter of the Company's 1998 fiscal year, representing a decrease of $42,242, or 27%, compared with the second quarter of fiscal 1997. The decline in revenues was accounted for by a $119,086 decline in government research revenues partially offset by a $76,844 increase in revenues from commercial contracts. Commercial contracts represented 92% of revenues in the second quarter 1998 compared to 19% of revenues in the second quarter 1997. Commercial contract revenues in the second fiscal quarter 1998 were over three times the commercial revenues in the comparable period in 1997. Government contracts represented 8% of revenues in fiscal 1998, compared to 81% government contract work in 1997.

     Total operating expenses of $951,833 in the second quarter 1998 decreased by $195,988, or 17%, compared with the second quarter of fiscal 1997. Contract costs represented 99% and 100% of contract revenues in 1998 and 1997 second fiscal quarters respectively. The low gross margins in the second quarter 1998 are the result of high cost of smaller projects and costs of training and education of field personnel in the application and use of carbon composite materials and technology. Low margins in the comparable period of 1997 are the result of research grants that only partially funded the program costs. Research and development costs in excess of reimbursements by government agencies are reported as research and development expense. Selling, general and administrative expenses decreased by $160,630, or 18%, to $743,231, in 1998 as a result of a smaller staff size in the administrative area.

     Interest income during the second quarter 1998 increased to $14,178, compared to $12,042 in the second quarter of the prior year. Other income in the second fiscal quarter 1997 is primarily the result of consulting fees received from a composite materials company (see Note 6, Other Income).

     The net loss for the second quarter of fiscal 1998 of $822,497 represents a decrease of $95,181 compared with the net loss of $917,678 in the second quarter of 1997. On a per share basis, the net loss was $0.08 in the second quarter

1998, compared to $0.12 in the second quarter of 1997. The lower administrative cost was the primary reason for the smaller loss.

Six Months of 1998 Compared to Six Months of 1997

     Revenues of $425,522 were recorded for the six months ended March 31, 1998, representing an increase of $162,210, or 62%, compared with the first six months of fiscal 1997. Revenues from commercial contracts in the first half 1998 were over five-fold the commercial revenues for the comparable period in 1997. Commercial revenues represented 98% of revenues during the first six months 1998 compared to 29% in the comparable period in 1997. Government contracts represented 2% of total revenues, compared to 71% in 1997. The reduction in revenues from government grants through the first six months was more than offset by an increase in commercial revenues from commercial sales contracts.

     Total operating expenses of $1,956,566 in the first six months of 1998 decreased by $295,558, or 13%, compared with fiscal 1997. The cost of services of $377,052 in the first half 1998 represented 89% of contract revenues, compared with $310,489 or 118% of contract revenues in the comparable period in 1997. Selling, general and administrative expenses decreased by $403,087, or 22%, to $1,428,517, as a result of a reduction in personnel and expenses in the administrative area.

     Interest income during the first six months increased to $30,776, compared to $25,613 in the first half of the prior year. Other income is primarily the result of consulting fees received from a composite materials company (see Note 6, Other Income).

     The net loss for the first half of fiscal 1998 of $1,130,022 represents a decrease of $608,021 compared with the net loss of $1,738,043 in the first half of 1997. On a per share basis, the net loss was $0.12 in the first half of 1998, compared to $0.24 in the first half of 1997. Higher revenues and margins combined with lower administrative expense in 1998 were the primary reasons for the lower losses.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of fiscal 1998, the Company continued to incur losses in pursuing the commercialization of its composite retrofit business primarily because of continued high business development expense and cost of conducting small demonstration projects in new states and countries. The Company has incurred costs of conducting small demonstration projects now in primarily three states - California, Washington, and Utah - and two countries outside the United States, Canada and England. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects, which are expected to continue throughout 1998. The Company plans to take delivery of its fourth Robo-Wrapper(TM) machine in the third fiscal quarter 1998.

     Working capital at March 31, 1998, was $362,982, compared with $556,385 at September 30, 1997, for a decline of $193,403 during the six months. Working capital for both periods includes $551,000 in restricted certificates of deposit, which are necessary for material payment and performance bonds totaling $551,000 put in place for the Company's surety to provide a bond for work being conducted on the Arroyo Seco bridge retrofit project. The Company will not have access to these funds until work has been satisfactorily completed and accepted by both the prime contractor and the California Department of Transportation (Caltrans). The restrictions of the bond combined with continued cost being incurred on the project without receiving any reimbursement for work completed to date have contributed to the increase in accounts payable of $320,432 between September 30, 1997, and March 31, 1998, and decline in working capital. The Company can give no assurances as to when it will be paid by the prime contractor for the work performed on the project or when the bond will be released, which could continue to have a negative impact on the Company's working capital.

     The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business. The Company reported at the beginning of its fiscal year that approximately $5.0 million in capital will be necessary to sustain operations and capital equipment purchases throughout the 1998 fiscal year. During the first half ended March 31, 1998, the Company received $642,000 from the sale of 1,225,086 shares of restricted Common Stock through three private placements and $176,000 from the receipt of a final payment on a two-year note receivable from the Chairman's uncle to purchase Common Stock. An additional $385,300 was received in April and May 1998 as part of the sale of 613,443 shares of restricted Common Stock under the private placements. The amount of capital remaining to be received under existing private placements under Regulation D signed in December 1997 is $2,571,767.

     This Form 10-QSB contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. Such statements are subject to certain risks, uncertainties and assumptions, which are identified and described in the Company's registration statements and periodic reports on file with the SEC, including the Company's 1997 Annual Report on Form 10-KSB and subsequent Quarterly Reports on Form 10-QSB. In particular, there is a risk that the parties to the stock purchase agreements signed in December 1997 may not be able to fulfill their remaining funding obligations. If the remaining funding obligations should not be timely received or not received at all, then it will be necessary for the Company to obtain substantial additional capital from other sources which may be at unfavorable prices or not obtained at all, in which case the Company may have to reduce, curtail or sell operating activities and assets. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from those anticipated, estimated, or projected and the variation may be material. IMPACT OF INFLATION

     Inflation has not had any significant effect on the Company's operating costs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

       10.39 Consulting Services Agreement between the Company and Continental Capital & Equity Corporation, dated April 15, 1998.

       10.40 Notice of Exercise of "Series A" Preferred Stock dated March 19, 1998.

(b)  Reports on Form 8-K:

       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XXSYS TECHNOLOGIES, INC.

May 15, 1998

                                        By: /s/ Gregory P. Hanson
                                           --------------------------------
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)