Form 10QSB
period 1998-06-30
XXSYS TECHNOLOGIES INC /CA
filed 1998-08-14
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

                  For the quarterly period ended June 30, 1998



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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:Common Stock, no par value - 12,361,800 shares outstanding on August 2, 1998.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                            XXSYS TECHNOLOGIES, INC.

                                      INDEX


                                                                                  PAGE
                                                                                  ----
              PART I -- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                               3

Condensed Consolidated Statements of Operations                                     4

Condensed Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                        6-8

Management's Discussion and Analysis                                             8-10



                         PART II -- OTHER INFORMATION                           10-11

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              JUNE 30,             SEPTEMBER 30,
ASSETS                                                                          1998                  1997
                                                                            -------------          -------------
Current Assets:
    Cash and cash equivalents                                                $     21,862           $     33,846
    Restricted certificates of deposit (Note 8)                                   551,000                551,000
    Trade accounts receivable                                                     435,405                504,644
    Other accounts receivable (Note 5)                                              3,287                     --
    Stock subscription receivable (Note 2)                                        206,500                366,000
    Inventory and work in process                                                 580,127                 80,496
    Prepaid expenses and other                                                    287,692                130,289
                                                                             ------------           ------------
          Total current assets                                                  2,085,873              1,666,275

Machinery, equipment and furniture, net of
   accumulated depreciation of  $1,005,240 and $787,878                         1,476,635              1,587,246

Deferred costs                                                                      4,219                 12,661

Licenses and Patents, net of amortization of $159,606 and $128,956                289,948                142,340
                                                                             ------------           ------------
          Total assets                                                       $  3,856,675           $  3,408,522
                                                                             ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                         $  1,437,463           $    613,811
    Accrued compensation                                                           88,606                 68,382
    Accrued liabilities                                                           318,107                283,687
    Related party accrued expenses                                                 24,207                 49,247
    Current portion, long-term debt                                                59,781                 94,763
                                                                             ------------           ------------
            Total current liabilities                                           1,928,164              1,109,890

Long-term debt, less current portion                                               60,184                 70,668
Commitments and contingencies (Note 3)

Shareholders' equity (Note 4):
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding - 500/4,500
        (liquidation preference -- $50,000/$450,000                                50,000                450,000
    Common stock, no par value
        Shares authorized -- 20,000,000;
        Issued and outstanding -- 12,361,800/9,362,371                         21,195,952             19,262,052
Accumulated deficit                                                           (19,111,251)           (17,148,248)
Note receivable for stock  (Note 5)                                              (266,374)              (335,840)
Deferred compensation                                                                  --                     --
                                                                             ------------           ------------
          Total shareholders' equity                                            1,868,327              2,227,964
                                                                             ------------           ------------
               Total liabilities and shareholders' equity                    $  3,856,675           $  3,408,522
                                                                             ============           ============


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                               JUNE 30,                                      JUNE 30,
                                                 ------------------------------------          ------------------------------------
                                                     1998                   1997                    1998                  1997
                                                 -------------          -------------          -------------          -------------
Revenues:
    Commercial sales and services                  $   359,098            $    56,999            $   775,353            $   132,621
    Government research contracts                       17,385                 72,993                 26,652                260,683
                                                   -----------            -----------            -----------            -----------
         Total revenues                                376,483                129,992                802,005                393,304

Operating expenses:
    Cost of services                                   331,390                214,798                708,442                525,287
    Selling, general and administrative                671,592              1,178,344              2,100,109              3,009,948
    Research and development                           218,093                104,279                369,090                214,310
                                                   -----------            -----------            -----------            -----------
         Total operating expenses                    1,221,075              1,497,421              3,177,641              3,749,545
                                                   -----------            -----------            -----------            -----------
Operating loss                                        (844,592)            (1,367,429)            (2,375,636)            (3,356,241)
Interest income                                         13,411                 13,231                 44,187                 38,844
Other income  (Note 6)                                       0                      0                374,995                231,575
Interest expense                                        (1,800)                (1,964)                (6,549)                (8,383)
                                                   -----------            -----------            -----------            -----------
Net loss                                           $  (832,981)           $(1,356,162)           $(1,963,003)           $(3,094,205)
                                                   ===========            ===========            ===========            ===========
Net loss per share                                 $      (.07)           $      (.17)           $      (.19)           $      (.41)
                                                   ===========            ===========            ===========            ===========
Weighted average number of shares
outstanding                                         11,210,107              7,887,369             10,078,987              7,520,568
                                                   ===========            ===========            ===========            ===========


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    NINE MONTHS ENDED JUNE 30,
                                                                -----------------------------------
                                                                    1998                  1997
                                                                -------------         -------------
Cash flows from operating activities:
    Net loss                                                      $(1,963,003)        $  (3,094,205)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                                 238,143               226,818
        Non-cash compensation                                              --                    --
        Stock issued for services                                          --                 9,725
        Accrued interest income                                        69,466               (36,400)
        Changes in assets and liabilities:
            Restricted certificates of deposit                             --              (450,000)
            Accounts receivable                                        65,952              (162,889)
            Cash in escrow                                                 --               175,000
            Inventories and work in process                          (499,631)             (167,479)
            Prepaid expenses and other                                 39,397                18,939
            Accounts payable                                          823,652               284,436
            Accrued liabilities                                        54,644               224,594
            Related party accrued expenses                            (25,040)               15,356
                                                                  -----------         -------------
                 Net cash used in operating activities             (1,196,420)           (2,956,105)

Cash flows from investing activities:
    Purchase of machinery and equipment                               (80,145)             (822,291)
    Deferred costs                                                          0              (133,071)
    Other assets                                                      (66,253)              (31,981)
                                                                  -----------         -------------
         Net cash used in investing activities                       (146,398)             (987,343)

Cash flows from financing activities:
    Sale of common stock                                            1,376,300             3,752,933
    Stock issued for pledge of collateral                                  --                11,790
    Exercise of warrants                                                   --                25,000
    Issuance of other notes payable                                        --                32,400
    Repayment of notes payable                                        (45,466)              (61,773)
    Payments of related party debt                                         --                    --
                                                                  -----------         -------------
        Net cash from financing activities                          1,330,834             3,760,350
Net increase (decrease) in cash                                       (11,984)             (183,098)
Cash and cash equivalents -- beginning of period                       33,846               184,489
                                                                  -----------         -------------
Cash and cash equivalents at end of period                        $    21,862         $       1,391
                                                                  ===========         =============


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 1997, contained in the Company's Form 10-K. The results of operations for the nine-month period ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.   STOCK SUBSCRIPTIONS RECEIVABLE

        The stock subscriptions receivable at June 30, 1998, of $206,500 represent cash received by the Company in July and August 1998 as partial payment for stock purchased under stock purchase agreements that the Company signed on December 30, 1997. The stock subscriptions receivable at September 30, 1997 of $366,000 represent $190,000 in cash received by the Company from October 1, 1997 to December 31, 1997 as part of a restricted stock purchase agreement that the Company signed on June 16, 1997 and payment of $176,000 in October 1997 for the principal balance due the Company under a note payable and stock purchase agreement signed on September 1, 1995. The stock subscriptions receivable are shown as current assets because the amounts were received prior to the issuance of the financial statements for each of the periods ended September 30, 1997, and June 30, 1998.

3.  COMMITMENTS

        At June 30, 1998, the Company had a commitment to complete construction of a column wrapping machine designated for wrapping columns up to six feet in diameter. The balance to be paid prior to taking delivery of the machine, Robo 2.2(TM), is $140,500. The machine successfully passed performance tests in the third fiscal quarter 1998 and delivery is expected during the fourth fiscal quarter 1998.

4.  SHAREHOLDERS' EQUITY

Common Stock:

        During the period from October 1, 1997 to June 30, 1998, the Company received cash in the amount of $599,067 from an individual for 1,091,130 shares of restricted Common Stock in a private placement under Regulation S, for an average price per share of $0.55. Of the total received, $190,000 was reported as a subscription receivable at September 30, 1997. Also during the period, $441,233 and $160,000 was received from two individuals for 765,919 and 369,726 shares of restricted common stock under two private placements under Regulation D, for average Common Stock share prices of $0.58 and $0.43 respectively.

        In October 1997, the Company received $212,170 from a relative of the Company's chairman in final payment of a two-year note given as part of a $1,056,000 private placement made with the Company in October 1995 in exchange for 211,200 shares of Common Stock. The Common Stock was issued in October 1995 in exchange for $880,000 in cash and a two-year note for $176,000. The payment in October 1997 for the note included $36,170 in accrued and unpaid interest.

        On March 19, 1998 the holder of Company's $100 Par Series "A" Preferred Stock exercised his right to convert 4,000 shares into 320,000 shares of Common Stock, for an average conversion price per share of Common Stock of $1.25.

        On June 1, 1998, the Company issued a total of 50,000 shares of Common Stock in the names of the Regents of the University of California and two university professors, as partial payment of license issue fees for two licenses signed with the Company in the prior year. The certificates are held in escrow with an independent third party escrow agent, pending satisfactory resolution of technology/knowledge transfer issues that the Company has with the University with regard to commercialization of the licensed inventions. Payments of stock due the University are necessary to maintain the licenses, and have been valued at $120,300, or $2.406 a share, based on the negotiated number of shares of Common Stock of the Company at the share price on the date of signing the agreement in June 1997.

        On June 24, 1998, the Company issued 300,000 shares of Common Stock and options to purchase an additional 50,000 shares at $2.00 per share and 50,000 shares at $3.00 per share to Continental Capital & Equity Corporation in return for a two-year consulting agreement which began on April 15, 1998. The stock was valued at $196,800, or $0.656 a share, which was the price of the stock on April 15, 1998. No value was assigned to the options.

        In July and August 1998 the Company received $206,500 for 449,631 shares of restricted Common Stock as part of a $1,500,000 private placement under Regulation D signed on December 30, 1997. The amount received is shown as a subscription receivable at June 30, 1998. The average price per share of the Common Stock issued was $0.46.

5.  NOTES RECEIVABLE FOR COMMON AND PREFERRED STOCK

        On May 12, 1998, Dr. Ma reduced the balance of a promissory note and accrued interest due the Company by $90,681, by relinquishing her rights to certain deferred salaries and accrued vacation. The remaining balance due under the promissory note of $266,374 on June 30, 1998, and $335,840 at September 30, 1997, continues to be reported as a contra-equity account, "Notes Receivable - Preferred and Common Stock." Of the amount paid on the note by Dr. Ma in May 1998, $55,056 was first applied to reduction of accrued interest and the remaining amount of $35,625 was applied to reduction in principal on the promissory note.

6.  OTHER INCOME

        Other income of $374,995 in the first nine months of fiscal 1998 represents the net effect of the Company's receipt of payment of a final consulting fee from a composite materials company in the First Fiscal Quarter 1998. Other income of $231,575 for the nine months ended June 30, 1997 represents consulting fees from a composite materials company and final settlement with the former president of the Company over rights to a consulting fee from the same company.

7.  CONSULTING AGREEMENT

        On April 15, 1998, the Company entered into a two-year consulting agreement with Continental Capital & Equity Corporation (CCEC), a public relations and direct marketing advertising firm located in Longwood, Florida, specializing in the dissemination of information about publicly traded companies. As part of the agreement, CCEC will publicize the Company to brokers, prospective investors and shareholders, including preparation and mailing of corporate information about the Company and field calls from firms, investors and brokers inquiring about the Company. In consideration of the services to be performed by CCEC, 300,000 shares of freely trading Common Stock were placed into escrow, subject to certain performance milestones to be achieved by CCEC. Additionally, the Company issued CCEC an option to purchase an additional 50,000 shares at $2.00 per share and 50,000 shares at $3.00 per share as part of the agreement. (See Note 4 "Shareholders' Equity.") All Common Stock issued is to be held in escrow for a specific period of time and is subject to repurchase by the Company at designated prices for a limited period after issuance.

8.  RESTRICTED CERTIFICATES OF DEPOSIT

        In May 1997 the Company deposited $551,000 in its bank to provide collateral for a letter of credit to its surety, Great American Insurance Company, in order for the surety to issue material payment and performance bonds to a prime contractor to obtain a $551,000 contract for the retrofit of the Arroyo Seco arch bridge in Pasadena, California. The Company's funds deposited with the bank for the surety are reported as restricted certificates of deposit. The Company will not have access to these funds until there is a determination by the Company's surety that such funds are no longer necessary as collateral for the bonds on the Arroyo Seco project.

        In May 1998, a dispute arose between the Company, its prime contractor and Caltrans regarding the quality and acceptability of the work performed to date and the unilateral elimination of the remaining two-thirds of the work by Caltrans. The Company has requested a meeting with Caltrans officials to resolve the issues on the project which will include testimony from independent professionals knowledgeable of composites used in retrofitting this project and other bridge structures. Such a review would likely determine the extent of acceptability of the work performed to date, what work could be repaired to the satisfaction of Caltrans and the method of repair, and/or whether the wrapping performed to date should be rejected and removed. As of the date of this filing, the review meeting had not been held, nor was a date for the meeting scheduled.

        The surety has informed the Company that it intends to withhold release of any of the Company's collateral held for the material payment and performance bonds, pending the outcome of the review with Caltrans. There can be no assurances as to when the meeting will be held, or whether the Company will be successful in its bid to have Caltrans accept the columns wrapped to date. The Company intends to press its claims for reimbursement of all costs incurred, including those caused by delays and changes initiated by Caltrans. At June 30, 1998, approximately $483,000 of costs associated with the Arroyo Seco project had been accumulated as work-in-process inventory, which could exceed the amount eventually realized, depending on the outcome of the pending review with Caltrans.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Third Quarter of Fiscal 1998 Compared to Third Quarter of 1997

        Revenues of $376,483 were recorded in the fiscal quarter ended June 30, 1998, the third quarter of the Company's 1998 fiscal year, representing an increase of $246,491, or 190%, compared with the third quarter of fiscal 1997. The increase in revenues was accounted for by a six-fold increase in commercial revenues partially offset by a $55,608 decrease in revenues from government research grants. Commercial contracts represented 95% of revenues in the third quarter 1998 compared to 44% of revenues in the third quarter 1997. Government contracts represented 5% of revenues in fiscal 1998, compared to 56% government contract work in 1997.

        Total operating expenses of $1,221,075 in the third quarter 1998 decreased by $276,346, or 18%, compared with the third quarter of fiscal 1997. Costs of services represented 88% and 165% of contract revenues in 1998 and 1997 third fiscal quarters respectively. Gross margins in the third quarter 1998 were 12% compared to a negative 65% in the comparable period in 1997. The improved margin in the third quarter 1998 over the comparable period of 1997 is due primarily to fewer demonstration projects in 1998 which typically have low or no margins. Research and development costs in excess of reimbursements by government agencies are reported as research and development expense. Selling, general and administrative expenses decreased by $506,752, or 43%, to $671,592 in 1998 as a result of a smaller staff size in the administrative area. Interest income during the third quarter 1998 increased to $13,411, compared to $13,231 in the third quarter of the prior year.

        The net loss for the third quarter of fiscal 1998 of $832,981 represents a decrease of $523,181 compared with the net loss of $1,356,162 in the third quarter of 1997. On a per share basis, the net loss was $0.07 in the third quarter 1998, compared to $0.17 in the third quarter of 1997. The lower administrative cost was the primary reason for the smaller loss.

Nine Months of 1998 Compared to Nine Months of 1997

        Revenues of $802,005 were recorded for the nine months ended June 30, 1998, representing an increase of $408,701, or approximately double the revenues for the first nine months of fiscal 1997. Revenues from commercial contracts in the first nine months of 1998 were almost six times the commercial revenues for the comparable period in 1997. Commercial revenues represented 97% of revenues during the first nine months 1998 compared to 34% in the comparable period in 1997. Government contracts represented 3% of total revenues, compared to 66% in 1997. The increase in commercial revenues in fiscal 1998 is the result of more commercial sales contracts and larger dollar amounts as compared to 1997, which was represented primarily by demonstration projects.

        Total operating expenses of $3,177,641 in the first nine months of 1998 decreased by $571,904, or 15%, compared with fiscal 1997. The cost of services of $708,442 in the first nine months of 1998 represented 88% of contract revenues, compared with $525,287 or 134% of contract revenues in the comparable period in 1997. Selling, general and administrative expenses decreased by $909,839, or 30%, to $2,100,109, as a result of a reduction in personnel and expenses in the administrative area.

        Interest income during the first nine months increased to $44,187, compared to $38,844 in the first nine months of the prior year. Other income is primarily the result of consulting fees received from a composite materials company (see Note 6, Other Income).

        The net loss for the first nine months of fiscal 1998 of $1,963,003 represents a decrease of $1,131,202 compared with the net loss of $3,094,205 in the first nine months of 1997. On a per share basis, the net loss was $0.19 in the first nine months of 1998, compared to $0.41 in the first nine months of 1997. Higher revenues and improvement in margins combined with lower administrative expense in 1998 were the primary reasons for the lower losses.

LIQUIDITY AND CAPITAL RESOURCES

        During the first nine months of fiscal 1998, the Company continued to incur losses in pursuing the commercialization of its composite retrofit business primarily because of continued high business development expense and cost of conducting small demonstration projects in new states and countries. The Company has incurred costs of conducting small demonstration projects now in primarily three states - California, Washington and Utah - and two countries outside the United States, Canada and England. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects, which are expected to continue throughout 1998. The Company plans to take delivery of its fourth Robo-Wrapper(TM) machine in the fourth fiscal quarter 1998.

        Working capital at June 30, 1998, was $157,709, compared with $556,385 at September 30, 1997, for a decline of $398,676 during the first nine months. Working capital for both periods includes $551,000 in restricted certificates of deposit, which are necessary for material payment and performance bonds totaling $551,000 on the Arroyo Seco bridge retrofit project. The Company will not have access to these funds until work has been determined to be satisfactorily installed and accepted by both the prime contractor and the California Department of Transportation (Caltrans). (See Note 8.) The restrictions of the bond combined with continued cost being incurred on the project during the first nine months of fiscal 1998 without receiving any reimbursement for work completed to date have contributed to the increase in accounts payable of $823,652 between September 30, 1997, and June 30, 1998, and the decline in working capital. The Company can give no assurances as to when a review will be held between Caltrans and the Company on resolution of work issues on the project, whether the work performed to date will be accepted, or when or how much it will be paid by the prime contractor for the work performed on the project to date or when the bond will be released, which could continue to have a negative impact on the Company's working capital. Between June 30, 1998 and the date of this filing, the working capital condition of the Company has not improved for the reasons mentioned above. The Company continues to seek additional financing, but there can be no assurances that it will be received. If it is not received, the Company may be forced to curtail operations.

        The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business and launch a full scale marketing program for the licensed Sho-Bond product. The Company reported at the beginning of its fiscal year that approximately $5.0 million in capital will be necessary to sustain operations and capital equipment purchases throughout the 1998 fiscal year. During the nine months ended June 30, 1998, the Company received $1,200,300 from the sale of 2,226,775 shares of restricted Common Stock through three private placements and $176,000 from the receipt of a final payment on a two-year note receivable from a relative of the Chairman to purchase Common Stock. An additional $206,500 was received in July and August 1998 as part of the sale of 449,631 shares of restricted Common Stock under the private placements. The amount of capital remaining to be received under existing private placements under Regulation D is $2,242,267, but there can be no assurances that such funds will be received.

        This Form 10-QSB contains forms of forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. Such statements are subject to certain risks, uncertainties and assumptions, which are identified and described in the Company's registration statements and periodic reports on file with the SEC, including the Company's 1997 Annual Report on Form 10-KSB and subsequent Quarterly Reports on Form 10-QSB. In particular, there is a risk that the parties to the stock purchase agreements signed in December 1997 may not be able to fulfill their remaining funding obligations. If the remaining funding obligations should not be timely received or not received at all, then it will be necessary for the Company to obtain substantial additional capital from other sources which may be at unfavorable prices or not obtained at all, in which case the Company may have to reduce, curtail or sell operating activities and assets. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could vary from those anticipated, estimated, or projected and the variation may be material.

IMPACT OF INFLATION

        Inflation has not had any significant effect on the Company's operating costs.

YEAR 2000 COMPLIANCE

        After detailed investigation, the Company has determined that all software currently in use is year 2000 compliant. The applications do not require any maintenance versions nor depend on other vendor's products to manage year 2000 issues. The Company will continue to test any new applications for year 2000 compliance.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The Company is currently subject to certain claims and legal actions arising in the ordinary course of its business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the period of this report, the Company received $1,200,300 from the sale of 2,226,775 shares of restricted Common Stock through three private placements and $176,000 from receipt of a final payment on a note receivable from a relative of the Chairman to purchase Common Stock. An additional $206,500 was received in July and August 1998 as part of the sale of 449,631 shares of restricted Common Stock under the private placements. See Note 4 of the accompanying financial statements for complete details.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        At the Company's Annual Meeting of Stockholders held on April 23, 1998, shareholders elected the following four individuals as directors of the Company, as nominated in the Proxy Statement accompanying the notice of meeting:

                               Gloria C. L. Ma, Ph.D.
                               William J. Dale
                               Robert E. Farris
                               Walter Geer


At the same meeting, shareholders voted to approve the retention of Feldman Radin & Co., P.C. as the Company's independent accountants for fiscal 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Reports on Form 8-K:

             None

(b) Incorporated by reference is Form S-8, filed on May 29, 1998.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                XXSYS TECHNOLOGIES, INC.

August 10, 1998

                                By: /s/  Gloria C. L. Ma, Ph.D.
                                   -------------------------------
                                       Gloria C. L. Ma, Ph.D.
                                   Chief Executive Officer (Principal
                                   Financial and Accounting Officer)