Form 10KSB
period 1998-09-30
XXSYS TECHNOLOGIES INC /CA
filed 1999-01-13
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended September 30, 1998: $1,365,955

The market value of voting stock held by non-affiliates of the registrant as of December 19, 1998, was approximately $6 million.

Shares of Common Stock outstanding at December 29, 1998: 14,074,019


                       DOCUMENTS INCORPORATED BY REFERENCE

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

        The Company's primary business focus is to use its proprietary retrofit and rehabilitation processes to upgrade aging bridges, buildings and other structures by wrapping the structural elements with composite materials. The Company intends to earn revenues from the sale of materials, rental of Robo-Wrapper(TM) equipment and providing one or more technical assistants to the contractor directly conducting the column retrofit. The contractor will be responsible for bidding on public or private retrofit projects, and conducting the majority of the retrofitting. The Company may also earn fees for providing the installation services as a specialty subcontractor. The Company may also license its technology or enter into joint venture arrangements with construction firms involved in seismic retrofitting or corrosion strengthening as a specialty subcontractor.

        In November 1997 the Company expanded into complimentary products by acquiring an exclusive license from the Sho-Bond Corporation of Japan for the sale of Sho-Bond's concrete repair and reinforcement products in the United States and Canada (See "Licenses and Distribution Agreements").


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

        The Company's business consists of one business segment, the operations of which are described below. For detailed financial information with respect to the revenues, operating loss and assets and liabilities of the Company's operations, see the consolidated financial statements and notes thereto included elsewhere in this report.


GENERAL

        The Company's technology involves a proprietary column wrapping machine and process, the Robo-Wrapper(TM), which wraps deficient bridge and building columns with a precise amount of continuous carbon fiber to produce a composite jacket that has no seams, joints or potential weak spots. Industry efforts to commercialize composites for use in the infrastructure have been supported by both federal and state research and development (R&D) funds totaling about $5.2 million, including $1.2 million in grants directly to the Company. The Company believes carbon composite jackets match or exceed the performance of steel jackets at a fraction of the weight, and can be installed in less time. The Company's carbon jacketing process has been demonstrated to work by structural testing of 4/10ths-scale and full-scale columns under simulated seismic loads at the Powell Structural Systems Research Laboratories at the University of California, San Diego ("UCSD") and 4/10ths-scale tests at the University of Illinois. In 1998, the Company's composite retrofit technology was further validated to increase the strength of severely corroded and aging bridges using a full-scale destructive test on the I-15 Freeway in Salt Lake City, Utah. Since inception 1985, the Company has been engaged principally in R&D activities and revenue from operations to date have been insignificant.

        On April 10, 1996, the Company was notified by the California Department of Transportation ("Caltrans") that Caltrans had issued a procurement specification approving the use of the Company's Robo-Wrapper(TM) technology as an alternative method of retrofitting publicly-owned highway bridge columns in the State of California that meet certain criteria in a composite specification (the "Composite Specification"). In January 1997 the Company completed its first seismic retrofit of a bridge for Caltrans. Since issuance of the Composite Specification by Caltrans in 1996, the Company has completed over 10 field application projects having total value in excess of $1 million in four states (California, Utah, Washington and New York), and two foreign countries (Vancouver, British Columbia, Canada and Cornwall, England). XXsys' composite retrofit technologies is approved in 4 states (California, Nevada, Utah and Washington) and pending in 3 more During the same period, the Company completed four private sector building seismic retrofits.

        Prior to issuance of the Composite Specification in April 1996, the only Caltrans-approved method of retrofitting publicly-owned bridge columns in the State of California required the use of steel jackets or reinforced concrete. However, following issuance of the Composite Specification, implementation by Caltrans of the composite retrofit design for State retrofit work has been much slower than expected by the Company. To date, only a very limited number of projects designed for composite retrofits, have been advertised for bid. Given the lack of implementation of the composite retrofit design in retrofit projects offered for bid by the State agency, the Company has expressed its concerns to Caltrans officials over the slow progress.

        In response to the slow implementation of the Composite Specification by Caltrans, the Company expanded into other geographic areas, as well as to add complimentary products and services (see Licenses and Distribution Agreements). The Company plans to continue focusing its marketing efforts on the planned retrofitting of publicly owned bridge and building columns by demonstrating its Robo-Wrapper(TM) technology in field applications.. There can be no assurance as to when the Company can get a significant number of retrofit contracts following these demonstration projects. The Company's strategy and plan of operations over the next five years is to sell products and services related to its patented machine wrap systems for columnar forms and the licensed hand-applied woven fiber reinforcement systems for flat surfaces, and concrete repair products (See "Licensing and Distribution Agreements").


RETROFIT OF BRIDGE COLUMNS--THE INFRASTRUCTURE PROBLEM

        Published reports by the U.S. Department of Transportation have indicated that approximately $35 billion a year is spent in the United States to maintain the highway and bridge infrastructure. Conservative estimates indicate that approximately $53 billion is necessary to maintain the highway and bridge infrastructure in its current condition. An estimated 107,683(18%) of the nation's 576,460 bridges are classified as structurally deficient. The primary concerns are seismic safety and corrosive decay.

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


THE XXSYS TECHNOLOGY

        The Company's product is applied using a patented Robo-Wrapper(TM) machine and application process to wrap prepreg tow (carbon fiber which has been pre-impregnated with resin) around the bridge column. Upon completion of the wrapping process, a heat source is used to cure the resin in a controlled environment. During the heating process, the liquid resin undergoes a chemical reaction in which molecules crosslink, forming a solid which gives the product its ultimate mechanical properties. Once the curing is complete, the column will be painted with a chemical and UV resistant coating to complete the process.


COMMERCIAL OPERATIONS

        The Company is transitioning from R & D into commercial operations (see Management Discussion and Analysis). Technology is defined as a body of knowledge, and in order for that body of knowledge to be "commercialized," technology/knowledge transfer must occur. This process of technology transfer involves teaching, training of the existing customers and the workforce, as well as problem solving, which are all long-term, ongoing processes necessary for commercialization to be successful. In order to teach and train, the Company has to perform initial prototype installations in demonstration projects so as to package the technology for project delivery. Hence, the Company expects its sources of retrofit revenues for the next year or two will be a combination of construction services for prototype installation jobs and technology demonstration projects in both the public and private sectors, and sales of composite materials formulated for specific applications. The Company also intends to pursue the formation of joint ventures and/or license its composite technologies in overseas markets and earn revenues from such arrangements in the form of license fees, royalties, sale of materials, equipment sale/lease and training programs.

        In May 1997 the Company announced that it was awarded a $551,000 subcontract to retrofit 176 spandrel columns of the Arroyo Seco Bridge on Route 134 in Pasadena, California. The Arroyo Seco Bridge is the first arch bridge to be designated by Caltrans for retrofit with composite materials. However, Caltrans delayed the project until structural tests could be performed at UCSD to confirm the performance of the retrofit design. The structural tests were completed, and on December 15, 1997, the Company began column preparation work on the job site, and work continued into the second quarter of fiscal 1998. In May 1998, a dispute arose between the Company, its prime contractor and Caltrans regarding the quality and acceptability of the work performed to date and the unilateral change order by Caltrans to eliminate the remaining two-thirds of the columns to be wrapped. The Company had several meetings with Caltrans officials to resolve these disputes over defects on workmanship versus specification deficiency issues on the project, which included testimony from independent professionals knowledgeable of composites used in retrofitting this project and other bridge structures. Caltrans determined after such review meetings that some of the work performed to date is acceptable, and some are subject to repair with additional composite materials. The Company has submitted a repair plan for Caltrans' approval. As of the date of this filing, there are a number of technical issues regarding repair submittals that needed to be addressed before the repair plan is approved by Caltrans. See "Management's Discussion and Analysis of Plan of Operation" and Note 5 of the "Notes to Consolidated Financial Statements."

        In March 1998, XXsys teamed with British Columbia contracting firm to complete a seismic retrofit contract in Vancouver, Canada for the Ministry of Transportation and Highways. In April 1998, The Company demonstrated its bridge strengthening technologies against truck impact damage to United Kingdom's Highways Agency. In May 1998, the Company teamed with a California contractor to complete a seismic retrofit and strengthening project for the columns, ceiling slab and supporting beams of the City of Redondo Beach Parking Structure. In July 1998, the Company demonstrated the ability to increase the strength of severely corroded and aging bridges by over 20% in a full-scale destructive test on the I-15 corridor in Salt Lake City. In August 1998, the Company completed a corrosion damage repair demonstration for the New York State Department of Transportation. The Company was awarded two sole source seismic retrofit contracts in 1998 - one in the state of Washington announced in September 1998 and the other in Illinois, announced in October 1998. As of the date of filing, the Company has completed public sector demonstration projects for four states--California, Utah and Washington and New York, and two foreign countries. Total bookings for the fiscal year 1998 were $915,000.

        In the first two quarters of fiscal 1998, the Company, in collaboration with Sho-Bond, began preparation of technical and sales literature. These efforts included converting product specifications from JIS (Japan Industrial Society) standards to ASTM (American Society of Testing and Materials) standards, translating performance data from Japanese into English, creating brochures and product labels in English, and obtaining permits and other regulatory approvals for product importation. The Company began marketing and sales efforts in the third quarter, and obtained its first sale of Sho-Bond products in June of 1998. In fiscal 1998, the Company generated approximately $32,000 of revenues from sales of Sho-Bond's products. In October 1998, the Company procured its first licensee, distributor and value-added reseller to use and sell Sho-Bond's concrete repair and restoration products and the Company's retrofit technologies for the territory of Guam and Micronesia. The Company intends to further its marketing efforts by direct sales to applicators (value-added resellers), direct sales via the Internet and the establishment of a network of distributors in targeted geographical areas. See "Licenses and Distribution Agreements."

        The Company's marketing mission is to educate those engineers, contractors and government agencies involved in the retrofit industry on the benefits of the Company's Robo-Wrapper(TM) and other composite retrofit technology and to obtain a high degree of acceptance of its technology among them. Since state and local government agencies strictly regulate building and construction standards, it will be necessary for the Company to obtain government approval in the various states for its Robo-Wrapper(TM) technology. Retrofit contractors will also have to accept the technology and incorporate it into their bid proposals. The Company intends to continue to find the decision-makers, educate and communicate with them regarding the advantages of retrofitting with composites, and then convince them to deploy these new technologies in the rehabilitation of our aging infrastructure. Important aspects of the Company's marketing strategy will be to develop and disseminate educational materials for the various target groups through seminars and trade shows that the Company attends, and to participate in the generation and improvement of the Composite Specifications.

        The Company can give no predictions as to the amount of time that it will take to obtain the various approvals of its technologies in each of the states and their respective approval agencies. There is a substantial risk that the contractors, engineers and government authorities directly involved in highway retrofitting may not appreciate the benefits or recognize the potential applications of the Company's technology. Market acceptance of the Company's composite technology will depend largely upon the ability of the Company to demonstrate to the industry the constructability, durability, field quality assurance, and cost effectiveness of the technology when compared to the current steel retrofit method, of which there can be no assurance. The Company does not have the capital, bonding capacity, or expertise necessary to conduct large-scale bridge column retrofit work. Consequently, the successful commercialization of the Robo-Wrapper(TM) and other of the Company's composite technologies may require that the Company enter into collaborative arrangements with construction and engineering firms who will conduct the retrofit jobs directly as either the prime or subcontractor. There can be no assurance that the Company will be able to enter into such collaborative arrangements on terms acceptable to the Company for such larger scale projects.


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

        The Company believes that all of the raw materials used in the installation of the Robo-Wrapper(TM) jackets are generally available in adequate amounts and at competitive prices from multiple sources. The Company believes it has good relations with these suppliers, including Fortifill Fibers Inc., Zoltec Inc., and Hexcel Corporation.


GOVERNMENT REGULATION

        Because of use of advanced composite materials in civil engineering projects is new and has not been extensively tested in many field applications, the regulatory requirements governing such applications are uncertain and may be subject to substantial review by various governmental and regulatory authorities in the U.S. and foreign countries. This regulatory review may result in delays in regulatory approval. Moreover, as the Company proceeds to market its technologies for the application of advanced composite materials in civil engineering projects other than government-owned bridges, state regulatory bodies, such as the California Building Standards Commission, private regulatory bodies, such as the International Conference of Building Officials, and other entities which propose or administer building codes may also undertake substantial regulatory review of the Company's technologies. Such governmental or private regulatory review may result in the establishment of requirements, which could adversely affect the Company's ability to test, manufacture or market products.


COMPETITION

        The principal competition to the Robo-Wrapper(TM) technology is the use of steel jackets. Additionally, other companies, some of which have substantially greater resources than the Company, have already been using composites to retrofit private and publicly owned structures. If other companies are allowed rely upon the Company's validation testing, the Company could face additional composite-based competition sooner that expected. Additionally, should any of the Company's pending patents be rejected, it could lose any competitive advantage that patent protection affords.


RESEARCH AND DEVELOPMENT

        Research and development expenses for the years ended September 30, 1998 and 1997 were $398,984, $485,397, respectively. These amounts represent direct expenditures by the Company and do not include approximately $4 million of federal and state grant funds paid directly to third parties, such as UCSD and Hexcel, Inc. (formerly Hercules, Inc.), for purposes of developing and validating the Robo-Wrapper(TM) technology.

        The Company continues to participate in a $2.7 million program funded in 1995 by the U.S. Department of Commerce, National Institute of Standards and Technology (NIST), which is scheduled for completion in March 1999. The purpose of the NIST program has been to accelerate the commercialization of carbon composite jacketing technology. The NIST program participants include: the Company, which is responsible for developing the method for installing and testing carbon based jackets and sensor and non-destructive testing technologies for quality assurance and performance monitoring; Hexcel, Inc., which is responsible for developing a low cost prepreg tow; and Trans Science Corporation, which is responsible for developing computer software which will design the length and thickness of the jacked based on the particular characteristics of the structure to be retrofitted. The Company utilized its prior expertise in sensor and non-destructive testing ("NDE") technologies to develop quality assurance and performance monitoring technologies to increase user confidence in the carbon jacketing process, thereby accelerating its commercial acceptance. Quality assurance technologies include the monitoring of the resin impregnation process on the carbon fiber manufacturing line to control resin content of the prepreg tow and ensure consistency of the product made, and in situ cure monitoring technologies to ensure the carbon composite jacket reaches the desired cure state during field installation. Performance monitoring technologies include the measurement of strain in the composite jacket over its service life, and particularly after events like an earthquake, such that an informed decision can be made regarding maintenance and repair of the jacket. The Company's share of the grant funds received $661,702 totaled as of September 30, 1998, of which $124,643 relates to fiscal year 1998.


INTELLECTUAL PROPERTY

        On October 28, 1997, the U.S. Patent Office issued Patent Number 5,680,739 for the Company's computer-controlled, fully-automated retrofitting machine, Robo-Wrapper(TM) and process which provides a fast, cost-effective solution for seismic retrofit and corrosion rehabilitation of bridge and building columns. On December 18, 1997, the U.S. Patent Office issued Patent Number 5,694,734 for the Company's method of curing filament wound columns using a radiant heater. On September 8, 1998 the U.S. Patent Office issued Patent Number 5,804,725 for the Company's method of measuring the cure rate of a curable material using an ultrasonic wire waveguide. In January 1999, the Company paid the issue fees for its patent application filed on reinforcing a vertical column with bands of a reinforcement material. The Company holds seven other U.S. patents on its Ultrasonic Resin Analyzer technology. The Company also filed two patent applications on a nuclear magnetic resonance technology for measuring the resin content of a composite material. The Company also licensed two pending patent applications from the University of California, San Diego, one on the carbon shell concrete structures and the other on the retrofit and repair of concrete and masonry walls with carbon overlay. All of these patent applications are still pending.

        The Company's business and future success are dependent on the confidentiality of the technologies upon which it bases it product and services. The Company relies upon a combination of patent and trade secrets to protect the confidentiality of such information. In addition, the Company enters into confidentiality agreements with all employees, consultants and agents and restricts access to confidential information on a "need to know" basis. However, there can be no assurance that if the Company's proprietary rights are violated, the costs of litigation could be significant and could divert funds that would otherwise have been available for other purposes. In addition, the Company's industry is competitive and there can be no assurance that a competitor will not bring an infringement claim against the Company. Moreover, potential litigation concerning alleged violations of proprietary rights is inherently uncertain.


LICENSES AND DISTRIBUTION AGREEMENTS

        The Company is one of three exclusive licensees able to commercialize certain proprietary composite strengthening systems. These technologies are the subject of pending patent applications, include certain minimum annual royalties, and annual maintenance fees until the last patent expires.

        On September 30, 1997, the Company signed an exclusive distribution agreement with Sho-Bond Corporation of Japan to market and sell its complete line of concrete repair and reinforcement products and technologies in the United States and Canada. Sho-Bond is a recognized leader and specialist in the Japanese repair and maintenance industry, with annual sales in excess of $720 million USD, and a publicly traded corporation on the Tokyo Stock Exchange. Sho-Bond was the first to introduce epoxy-based adhesives into the civil engineering and construction industry in Japan, in 1959. XXsys has commenced marketing for one of the products and a method of concrete crack injection, BICS (Balloon Injection for Concrete Structures), and its line of graffiti-proof paint. Some of the Sho-Bond products will require federal and/or state approval before they can be sold in the United States and Canada, a process that could take from three to eighteen months (See "Government Regulation"). The distribution agreement is for a five-year term after obtaining the necessary approvals.


EMPLOYEES

        At December 29, 1998, the Company had 13 full-time employees, of who one was in construction and manufacturing operations, six in executive or administrative positions, three engaged in engineering and research, two in technical marketing and sales, and one in maintenance. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY.

        The Company leases approximately 14,000 square feet of office and production facilities in San Diego, California. This space is utilized for the Company's executive offices, research and development, sales and marketing, and engineering activities, pursuant to two leases that extend to October 31, 1998, ($6,702 per month for 6,927 square feet and $5,600 per month for 7,100 square feet). In January 1999, the Company renewed one of the leases for three years and consolidated its facilities. Should additional facilities be required, the Company believes that adequate space continues to be available in the San Diego area.


ITEM 3.  LEGAL PROCEEDINGS.

        There are no pending legal proceedings to which the Company or any of its officers and directors is a party or to which the property of the Company is subject, other than routine litigation involving claims of immaterial amounts arising during the normal course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to the Company's security holders in the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock has traded on the NASDAQ Small Cap Market under the symbol XSYS following the Company's initial public offering on July 31, 1992. Effective November 27, 1998, NASDAQ formally notified the Company of its failure to meet certain requirements to maintain its Small Cap Market listing and granted the Company a temporary exception from the standards until February 1, 1998. Effective close of business on January 11, 1999 the Company ceased trading on the NASDAQ Small Cap Market and commenced trading on the OTC Bulletin Board under the symbol XSYS. The table below sets forth the quarterly high and low sales prices as reported on NASDAQ for the two years ended September 30, 1998 and 1997.

                                              HIGH                 LOW
                                              ----                 ---
Year ended September 30, 1998:

First Quarter                               1  5/8                  9/16
Second Quarter                              1  5/16                 3/8
Third Quarter                                 15/16                 7/16
Fourth Quarter                                23/32                 1/4

Year ended September 30, 1997:

First Quarter                               4  5/16              2  5/8
Second Quarter                              4  1/2               1  7/8
Third Quarter                               4  7/32              2  3/8
Fourth Quarter                              2 11/16              1  1/4


        On December 29, 1998, the closing price for the Company's Common Stock was $0.125 per share. As of that date, the Company had 817 stockholders of record and approximately 4,500 beneficial holders of stock.

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

        The Company is engaged in developing and commercializing the use of composite materials in infrastructure renewal markets and developing technologies for sensors and quantitative nondestructive evaluation technologies for quality assurance and performance monitoring of composite materials. Through September 30, 1998, the Company has generated limited revenues and has incurred significant losses, due primarily to extensive expenditures in research and development of various technologies leading to new applications of composite materials and sales and marketing expense of promoting these new applications.

        The Company's independent auditors have included an explanatory statement in their report to the Company's financial statements at September 30, 1998, that expresses substantial doubt as to the Company's ability to continue as a going concern. There are several factors that must be considered risks in that regard and those that are known to management are discussed in "MD&A--Certain Trends and Uncertainties."

Arroyo Seco Project

        During fiscal 1997, the Company executed a subcontract with McCarthy Brothers, who was under contract with the California Department of Transportation (Caltrans), to install carbon composite casings on 174 columns on the Arroyo Seco bridge in Pasadena, California for $551,000. In compliance with contract requirements, the Company posted material payment and performance bonds of $551,000 each underwritten by Great American Insurance Company (Great American) and secured by a letter of credit and $551,000 of restricted certificates of deposit. Caltrans issued a number of stop notices and work on the project was delayed until December 15, 1997. Part of the delay was to allow for structural tests to be performed at UCSD to confirm the performance of the retrofit design. Work continued into the second quarter of fiscal 1998.

        In May, a dispute arose between the Company, McCarthty Brothers and Caltrans regarding the quality and acceptability of the work performed to date and the unilateral change order by Caltrans to eliminate the remaining two-thirds of the columns to be wrapped. The Company had several meetings with Caltrans officials to resolve these disputes over defects on workmanship versus specification deficiency issues on the project, which included testimony from independent professionals knowledgeable of composites used in retrofitting this project and other bridge structures. Caltrans determined after such review meetings that some of the work performed to date is acceptable, and some are subject to repair with additional composite materials. The Company has submitted a repair plan for Caltrans' approval. As of the date of this filing, there are a number of technical issues regarding repair submittals that needed to be addressed before the repair plan is approved by Caltrans. As a result of the stop notices and change orders issued by Caltrans, the Company incurred time and material charges well in excess of the original contract amount. The Company has filed with Caltrans a number of notices of potential claims for the additional work and damages caused by Caltrans' delays. It is not possible to predict the outcome of these claims, and there can be no assurance that the Company will collect all of its receivables, or recover its claims for damages. Meanwhile, Great American has paid vendor claims against the material payment bond totaling $242,476 and has drawn on the letter of credit to recover these costs.


                              RESULTS OF OPERATIONS

        Revenues for the fiscal year ended September 30, 1998, were $1,365,955 compared to $650,520 in the prior fiscal year, an increase of $715,435 or 110%, principally resulting from several construction contacts, the largest of which, Arroyo Seco, is discussed above. Other major projects included retrofit of bridges in Washington state and California and a privately owned parking structure in Redondo Beach, California. Government funded research in fiscal 1998 represented $124,047 or 9% of revenues for the year.

        Total operating expenses decreased by $494,335, or 9% in fiscal 1998 to $4,796,193. The cost of revenues was $1,359,669, or 99.5% of contract revenues. In comparison, the cost of services in fiscal 1997 was $730,093, or 112% of contract revenues. Selling, general and administrative expenses were $3,037,540 in fiscal 1998, a decrease of $1,037,498 or 25% from fiscal 1997. Expense reductions include salaries, consulting, investor relations, travel, professional services and business development, all of which were curtailed due to lack of funds. Research and development costs decreased in fiscal 1998, to $398,984 from $485,397 in the prior year, or 18%.

        Other income of $874,955 includes a receipt of payment in October, 1998 of $500,000 for settlement of the Company's entitlement to receive up to $350,000 per year of products or services from Cytec Industries, Inc. (Cytec) over the next three years. This entitlement arose as part of the settlement of earlier litigation with a composite material company, subsequently acquired by Cytec, whose liability for this entitlement was assumed by Cytec as part of the acquisition. Other income also includes receipt of payments as part of a consulting fee arrangement with a composite materials company. The consulting fee was higher by $56,529 over the comparable period in 1997 due to final settlement of a dispute with the former president over rights to the fee and other matters. Interest income of $57,758 in fiscal 1998 was 1% lower than in the prior year. The higher interest earned in the prior year was from interest earned on cash received from a legal settlement and from the sale of common stock. Interest expense decreased 18% to $8,182 in 1998 as the Company had a significant reduction in its average borrowings.

        The net loss for the year ended September 30, 1998, was $2,505,666 compared to $4,162,131 in the prior year, a decrease of $1,656,465 or 40%. The loss per share in fiscal 1998 was $0.25, compared to the loss per share of $0.53 in fiscal 1997. The lower losses were primarily the result of lower business development and marketing expenses as the Company launched its new products and technology.

Liquidity and Capital Resources

        The Company operated with modest cash resources in 1998, as it did in 1997. In order to meet all of its operating expenses in 1998, the Company relied heavily on the sale of common stock for additional funds. Last year, in early January 1998, the Company had estimated that it would require approximately $5.5 million for the purchase of machines and for working capital. Net cash received from the sale of common stock in fiscal 1998 was $1,592,101, including $366,000 of stock subscriptions receivable as of September 30, 1997.

        The Company had current assets of $2,267,280 as of September 30, 1998, representing an increase of $601,005 over the prior fiscal year ended September 30, 1997. Funds raised by the Company have been necessary to construct Robo-Wrapper(TM) equipment, establish collateral for material payment and performance bonds, and support business development activities intended to help generate revenues in the future. Net cash used in operating activities of $1,533,767 and $189,709 in investing activities was funded by $1,689,630 in financing activities. Financing activities included the receipt of $1,592,101 from the sale of common stock which included $366,000 in stock subscription receivables as of September 30, 1997. As of September 30, 1998, current assets were comprised of trade accounts receivable of $1,481,057, restricted cash funds used for letters of credit totaling $551,000, inventories and work in progress of $111,735 and other prepaid expenses of $123,488. The Company's current liabilities as of September 30, 1998, were $2,762,568. The Company had negative working capital of $495,288 as of the same date, which represents a decline of $1,051,674 compared with the working capital position at September 30, 1997.

        The Company intends to sell additional stock as the primary means to support critical working capital requirements. On December 30, 1997, the Company signed agreements for two outside investors to purchase restricted Common Stock under Regulation D aggregating $3,000,000. The shares were to be purchased from December 30, 1997, through September 30, 1998. The Company is currently working to extend these agreements; however, there can be no assurance that these agreements will in fact be extended. The Company is in the process of finalizing a private placement offering circular for up to 1,000,000 shares of 7% Convertible Preferred Series B Stock at $3.00 per share. No shares have been issued under the offering and there are no commitments to purchase the stock. Also, the Company intends to pursue licensing technologies, bridge loans and lease of equipment as a financing alternative, however there can be no assurances that any such financings can be obtained. Further, there can be no assurance that the Company will be able to obtain all the capital it needs for the coming fiscal year.

        The Company will need substantial additional funds before it can expect to realize additional new significant product backlog and revenue. The Company projects that at its current rate of spending and for its current activities, its existing cash funds will enable the Company to maintain its present operations into the second quarter of fiscal 1999. In addition, certain parties with whom the Company has agreements have claimed default and, should the Company be obligated to pay these claims or should the Company engage legal services to defend or negotiate its positions or both, its ability to continue operations could be significantly reduced or shortened. See "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

Certain Trends and Uncertainties

        In addition to the other information contained in this Annual Report on Form 10-KSB, the following factors should be considered carefully.

        Need for Additional Funds; Risk of Insolvency

        The Company's operations to date have consumed substantial amounts of cash. The Company's auditors have included an explanatory paragraph in their opinion with respect to the Company's ability to continue as a going concern. See "Report of Feldman Sherb Ehrlich & Co., LLP, Independent Auditors" and "MD&A--Liquidity and Capital Resources." The Company will need to raise substantial additional funds to continue operations in order to continue its efforts to commercialize its technology and create new additional backlog and sales. The Company intends to seek additional funding through public or private financings, including equity financings and other financings. Adequate funds for these purposes, whether obtained through financial markets or other arrangements with partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy.

        Loss History; Uncertainty of Future Profitability

        The Company has been unprofitable to date and continues to be unprofitable, incurring substantial operating losses associated with research and development activities. The Company had no significant revenues in its first fiscal quarter of 1999. From the period since its inception to September 30, 1998, the Company has incurred a cumulative net loss of $19.6 million. The Company has experienced significant quarterly fluctuations in operating results and expects that these fluctuations in revenues, expenses and losses will continue. The Company's independent auditors have included an explanatory paragraph in their report to the Company's financial statements at September 30, 1998, which paragraph expresses substantial doubt as to the Company's ability to continue as a going concern. See "Report of Feldman Sherb Ehrlich & Co., LLP, Independent Auditors" and "MD&A--Certain Trends and Uncertainties--Need for Additional Funds; Risk of Insolvency."

        Limited Availability of Net Operating Loss Carry Forwards

        At September 30, 1998, the Company has federal and state net operating loss carryforwards of approximately $18,700,000 and $9,400,000, respectively. These tax loss carryforwards will begin expiring in 2001 unless previously utilized. Certain restrictions imposed by Section 382 of the Internal Revenue Code may limit the utilization of the loss carryforwards. In addition, because of the decrease in value of the Company's stock, present and future ownership changes may have a material adverse impact on the Company's ability to utilize these carryforwards.

        Dividends

        The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, after payment of dividends on outstanding shares of Preferred Stock, for the development of its business.


Impact of Year 2000

        Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

        The Company is assessing whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost to the Company is not expected to be material. The year 2000 project is expected to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes the Year 2000 Issue will not pose significant operational problems for its computer systems.

        The Company intends to initiate formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Impact of Inflation

        Inflation has not had any significant effect on the Company's operating costs.

ITEM 7. FINANCIAL STATEMENTS.

                                                                             PAGE
                                                                             ----
Independent Auditors' Report                                                  13

Consolidated Balance Sheet at September 30, 1998                              14

Consolidated Statements of Operations for the years ended                     15
September 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the two                   16
years ended September 30, 1998

Consolidated Statements of Cash Flows for the years ended                     17
September 30, 1998 and 1997

Notes to Consolidated Financial Statements                                    18

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
XXsys Technologies, Inc.


        We have audited the accompanying consolidated balance sheet of XXsys Technologies, Inc. and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XXsys Technologies, Inc. and subsidiaries as of September 30, 1998, and the consolidated results of its operations and cash flows for each of the two years ended September 30, 1998, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses since inception. Additionally, the Company has a working capital deficiency of approximately $495,000 at September 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described on Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  Feldman Sherb Ehrlich & Co., P.C.
                                        ----------------------------------------

                                        Feldman Sherb Ehrlich & Co., P.C.
                                        Certified Public Accountants


New York, New York
January 8, 1999

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1998

ASSETS
Current Assets:
Restricted certificates of deposit                                           $    551,000
Accounts receivable                                                             1,481,057
Inventories                                                                       111,735
Prepaid expenses and other                                                        123,488
                                                                             ------------
Total current assets                                                            2,267,280

Machinery, equipment and furniture, net of
accumulated depreciation of  $1,077,378                                         1,429,497

Deferred costs                                                                      4,219
Licenses and patents, net of amortization of $169,949                             279,605
                                                                             ------------
Total assets                                                                 $  3,980,601
                                                                             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                             $  1,861,376
Accrued compensation                                                               63,857
Accrued liabilities                                                               557,103
Related party accrued expenses and notes payables                                 182,192
Current portion, long-term debt                                                    98,040
                                                                             ------------
Total current liabilities                                                       2,762,568
                                                                             ------------
Long-term debt, less current portion                                               40,858
                                                                             ------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $100; Shares authorized -- 2,000,000;
Issued and outstanding - 500; (liquidation preference -- $50,000)                  50,000
Common stock, no par value; Shares authorized  --  20,000,000;
Issued and outstanding  -- 12,640,351                                          21,205,253
Accumulated deficit                                                           (19,653,914)
Note receivable for preferred stock                                              (272,925)
Deferred compensation                                                            (151,239)
                                                                             ------------
Total stockholders' equity                                                      1,177,175
                                                                             ------------
Total liabilities and shareholders' equity                                   $  3,980,601
                                                                             ============


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                           1998           1999
                                                                       ------------    ----------
Contract revenues                                                      $  1,365,955    $   650,520
Operating expenses:
  Cost of services                                                        1,359,669        730,093
  Selling, general and administrative                                     3,037,540      4,075,038
  Research and development                                                  398,984        485,397
                                                                       ------------    -----------
     Total operating expenses                                             4,796,193      5,290,528
                                                                       ============    ===========
Operating loss
                                                                         (3,430,238)    (4,640,008)

Interest income                                                              57,759         58,457
Other income                                                                874,995        429,349
Interest expense                                                             (8,182)        (9,929)
                                                                       ------------    -----------
Net loss                                                               $ (2,505,666)   $(4,162,131)
                                                                       ============    ===========

Basic net loss per share                                               $      (0.25)   $     (0.53)
                                                                       ============    ===========

Weighted average number of shares outstanding                            10,099,818      7,815,522
                                                                       ============    ===========



                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       TWO YEARS ENDED SEPTEMBER 30, 1998

                                                                                  NOTES                                  TOTAL
                                         PREFERRED          COMMON STOCK       RECEIVABLE   ACCUMULATED     DEFERRED   STOCKHOLDERS'
                                           STOCK          SHARES     AMOUNT     FOR STOCK     DEFICIT     COMPENSATION   EQUITY
                                           -----          ------     ------     ---------     -------     ------------   ------
Balances at October 1, 1996              $   450,000    7,270,101  $15,099,537  $(499,888)  $(12,986,117)  $      --    $ 2,063,532

Decrease in interest receivable on                                                164,048                                   164,048
 notes
Exercise of warrants                                       31,250       25,000                                               25,000
Sale of common stock                                    2,054,759    4,116,000                                            4,116,000
Stock issued for services                                   3,261        9,725                                                9,725
Stock issued for guarantee                                  3,000       11,790                                               11,790
Net loss                                                                                      (4,162,131)               (4,162,131)
                                         -----------   ----------  -----------  ---------   ------------   ---------    -----------
Balances at September 30, 1997           $   450,000    9,362,371  $19,262,052  $(335,840)  $(17,148,248)  $      --    $ 2,227,964


Sale of common stock                                    2,607,980    1,226,101                                            1,226,101
Stock issued for services and licenses                    350,000      317,100                              (196,800)       120,300
Increase in interest receivable on                                                (27,766)                                  (27,766)
 notes
Reduction of note                                                                  90,681                                    90,681
Conversion of preferred to common           (400,000)     320,000      400,000                                                   --
Amortization of deferred compensation                                                                          45,561        45,561
Net loss                                                                                      (2,505,666)               (2,505,666)
                                         -----------   ----------  -----------  ---------   ------------   ----------   -----------
Balances at September 30, 1998           $    50,000   12,640,351  $21,205,253  $(272,925)  $(19,653,914)  $(151,239)   $ 1,177,175
                                         ===========   ==========  ============ =========   ============   =========    ===========


                             See accompanying notes

                            XXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED SEPTEMBER 30,
                                                                               1998               1997
                                                                               ----               ----
Cash flows from operating activities:
   Net loss                                                                 $(2,505,666)      $(4,162,131)
   Adjustments to reconcile net loss to cash used in
   operating activities:
      Depreciation and amortization                                             338,935           385,038
      Non-cash compensation                                                      45,561             9,725
      Accrued interest income                                                        --           (47,104)
      Changes in assets and liabilities:
         Restricted certificates of deposit                                          --          (551,000)
         Accounts receivable                                                   (976,413)         (411,490)
         Cash in escrow                                                              --           175,000
         Inventories                                                            (31,239)          (61,016)
         Prepaid expenses                                                         6,801           (40,322)
         Accounts payable                                                     1,247,564           288,988
         Accrued liabilities and other                                          268,892           220,531
         Related party accrued expenses                                          71,798            28,683
                                                                            -----------       -----------
             Net cash used in operating activities                           (1,533,767)       (4,165,098)

Cash flows from investing activities:
   Purchase of machinery and equipment                                         (131,751)         (933,779)
   Deferred acquisition costs                                                        --           (80,563)
   Other assets                                                                 (57,958)         (105,706)
                                                                            -----------       -----------
        Net cash used in investing activities                                  (189,709)       (1,120,048)

Cash flows from financing activities:
    Sales of common stock                                                     1,592,101         5,075,933
    Exercise of warrants and stock options                                           --            25,000
    Stock issued for guarantee                                                       --            11,290
    Issuance of other notes payable                                             124,062           117,852
    Repayment of notes payable                                                  (26,533)          (96,072)
                                                                            -----------       -----------
        Net cash from financing activities                                    1,689,630         5,134,503

Net decrease in cash                                                            (33,846)         (150,643)
Cash and cash equivalents at beginning of year                                   33,846           184,489
                                                                            -----------       -----------

Cash and cash equivalents at end of year                                    $        --       $    33,846
                                                                            ===========       ===========

Supplemental information:
    Cash interest paid                                                      $     7,862       $     9,929
    Stock issued for services                                               $   196,800       $     9,725
    Stock issued for licenses                                               $   120,300       $        --
    Reduction of notes receivable for preferred stock                       $    90,681       $        --


                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Business. XXsys Technologies, Inc. (the "Company") was organized under the laws of the State of California on November 19, 1985, to develop non-destructive testing and measurement techniques for advance materials in the defense industry. The Company's primary business focus is to use its proprietary retrofit and rehabilitation processes to upgrade aging bridges, buildings and other structures by wrapping the structural elements with composite materials.

     Basis of Presentation. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had substantial losses since inception and management expects that they will continue for the foreseeable future. Additionally, the Company has a working capital deficiency of approximately $495,000 at September 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is actively seeking additional equity financing and other financing arrangements with potential partners and other sources. The Company is in the process of finalizing an offering circular for up to 1,000,000 shares of 7% Convertible Preferred Series B Stock at $3.00 per share. No shares have been issued under the offering and there are no commitments to purchase the stock. There can be no assurance that any such financing arrangements or other sources of funding will be available on favorable terms, if at all.

     Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Composite Retrofit Corporation and TransRez Technologies Inc. All intercompany accounts have been eliminated in consolidation.

     Cash and Cash Equivalents. Cash and cash equivalents consist of investments with an original maturity of three months or less.

     Inventory. Inventory is stated at the lower of cost or market using the first-in, first-out method of inventory valuation

     Machinery, Equipment and Furniture. Machinery, equipment and furniture are stated at cost and are being depreciated on a straight-line basis over estimated useful lives of three to five years.

     Licenses and patents. Costs incurred in obtaining technology licenses and patents are amortized over 5 years.

     Revenue Recognition. The Company's revenues from construction contracts have been recognized on the basis of completion milestones under terms of the contracts. Revenues from research contracts are based on cost reimbursement and/or shipment of deliverables as specified under the terms of the contracts.

     Research and Development. Research and development costs are expensed as incurred.

     Income Taxes. The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities. Net operating losses may be carried forward to offset future taxable income of the Company.

     Major Customers. In 1998, four major customers accounted for 47%, 12% 11% and 10% of 1998 revenues. In 1997, three major customers accounted for 40%, 22%, and 15% of revenues.

     Net Loss Per Share. The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share;" specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of shares of common stock outstanding. Conversion of preferred stock and exercise of stock options have been excluded, as the effect of their inclusion would be anti-dilutive. There is no effect on loss per share information for the year ended September 30, 1997 related to the adoption of this standard.

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

     Impairment of Long-lived Assets. The Company reviews long-lived assets for impairment whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 1998, the Company believes that there has been no impairment of its long-lived assets.

     Accounting for Stock Options and Stock Based Compensation. The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has adopted the pro forma disclosure requirements of Statement No. 123.

     For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during both years ended September 30, 1998 and 1997: annual dividends of $0.00, expected volatility of 50%, risk-free interest rate of 5.7%, and expected life of five years. The weighted-average fair value of the stock options granted during the year ended September 30, 1997 was $1.49. No options were granted during the year ended September 30, 1998. If the Company recognized compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $2.66 million and $.26 in 1998 and $4.27 million $0.55 in 1997.

2.   FINANCING ARRANGEMENTS

     Long-term debt at September 30, 1998 consists of the following:

Equipment financing -- computers, printers       $ 10,668
Equipment financing -- copiers                     55,737
Financing of truck                                 28,770
Pre-paid insurance financing                       43,723
                                                 --------
                                                  138,898
Less current portion                               98,040
                                                 --------
                                                 $ 40,858
                                                 ========


4.   RELATED PARTY TRANSACTIONS

     Related party accrued expenses consist of salaries, severance and vacation pay due to the Company's Chairman. See also, Preferred Stock, Note 7, for additional transactions with the Chairman.

     In September 1998, two family members of the Chairman advanced $124,062 to the Company. These amounts have been recorded as current liabilities. These advances are to be consummated into formalized notes payable on demand with market interest rates.


5.   COMMITMENTS AND CONTINGENCIES

     Arroyo Seco Project

          During fiscal 1997, the Company executed a subcontract with McCarthy Brothers, who was under contract with the California Department of Transportation (Caltrans), to install carbon composite casings on

174 columns on the Arroyo Seco bridge in Pasadena, California for $551,000. In compliance with contract requirements, the Company posted material payment and performance bonds of $551,000 each underwritten by Great American Insurance Company (Great American) and secured by a letter of credit and $551,000 of restricted certificates of deposit. Caltrans issued a number of stop notices and work on the project was delayed until December 15, 1997. Part of the delay was to allow for structural tests to be performed at UCSD to confirm the performance of the retrofit design. Work continued into the second quarter of fiscal 1998.

          In May, a dispute arose between the Company, McCarthty Brothers and Caltrans regarding the quality and acceptability of the work performed to date and the unilateral change order by Caltrans to eliminate the remaining two-thirds of the columns to be wrapped. The Company had several meetings with Caltrans officials to resolve these disputes over defects on workmanship versus specification deficiency issues on the project, which included testimony from independent professionals knowledgeable of composites used in retrofitting this project and other bridge structures. Caltrans determined after such review meetings that some of the work performed to date is acceptable, and some are subject to repair with additional composite materials. The Company has submitted a repair plan for Caltrans' approval. As of the date of this filing, there are a number of technical issues regarding repair submittals that needed to be addressed before the repair plan is approved by Caltrans. As a result of the stop notices and change orders issued by Caltrans, the Company incurred time and material charges well in excess of the original contract amount. The Company has filed with Caltrans a number of notices of potential claims for the additional work and damages caused by Caltrans' delays. It is not possible to predict the outcome of these claims, and there can be no assurance that the Company will collect all of its receivables, or recover its claims for damages. Meanwhile, Great American has paid vendor claims against the material payment bond totaling $242,476 and has drawn on the letter of credit to recover these costs.

     Consulting Agreements

     On April 15, 1998, the Company entered into a two-year consulting agreement with Continental Capital & Equity Corporation (CCEC), a public relations and direct marketing advertising firm located in Longwood, Florida, specializing in the dissemination of information about publicly traded companies. As part of the agreement, CCEC would publicize the Company to brokers, prospective investors and shareholders, including preparation and mailing of corporate information about the Company and field calls from firms, investors and brokers inquiring about the Company. In consideration of the services to be performed by CCEC, 300,000 shares of freely trading Common Stock were issued and placed into escrow, subject to certain repurchase options by the Company which have expired at the time of this filing. Additionally, the Company will issue CCEC an option to purchase an additional 50,000 shares at $2.00 per share and 50,000 shares at $3.00 per share upon meeting certain market trading price per share performance milestones. (See Note 6 "Shareholders' Equity").

     Leases

     The Company leases its office facilities pursuant to two leases that extend to October 31, 1998. The remaining rent commitment at September 30, 1998 is $12,300. Rent expense was $194,209 in fiscal year 1998 and $141,654 in 1997. On March 1, 1997, the Company signed a lease for an apartment in San Diego for use by its employees and consultants, for the purposes of reducing hotel bills for employees and consultants who have residences outside of the San Diego area and who travel extensively to San Diego. This lease terminated in fiscal 1998. In September 1998, the Company entered into another San Diego apartment rental agreement for $800 a month on a month-to-month basis. On April 18, 1997, the Company signed a lease for an apartment in Washington, D.C. The Washington apartment rents for $1,175 a month and expires in January 1999, for a remaining rent commitment at September 30, 1998, of $4,700.

     Capital Equipment

     On April 14, 1997, the Company signed a construction contract for $501,138 to design and build a second-generation Robo-Wrapper(TM). As of September 30, 1998, the Company still owed $140,500 on the contract The machine successfully passed performance tests in the third fiscal quarter of 1998. Delivery is contingent on the Company's ability to secure funding to make the remaining payments to the machine manufacturer.

6.   STOCKHOLDERS' EQUITY

Preferred Stock:

     In May 1994 the Company sold to the brother of Gloria C. L. Ma, an officer and director of the Company, in a private transaction 4,500 shares of Series A Preferred Stock in exchange for the assignment of a non-recourse promissory note made by Dr. Ma in the principal amount of $450,000, plus $198,750 of accrued interest, secured by a second deed of trust on real property. The non-recourse promissory note has an interest rate of 10% per annum and is due in January 1999, including accrued interest. Each preferred share has a liquidation preference of $100, is redeemable at the Company's option at a price of $120 per share, and is convertible at any time into 80 shares of the Company's common stock. On March 19, 1998 the holder of the Company's $100 par value Series A preferred stock exercised his right to convert 4,000 shares into 320,000 shares of common stock at $1.25 per share.

     On May 12, 1998 Dr. Ma reduced a note and accrued interest payable to the Company by $90,681 by relinquishing her rights to certain deferred salaries and accrued vacation. The remaining balance due under the note of $272,925 at September 30, 1998 and is reported as a contra-equity account. Of the amount paid on the note by Dr. Ma in May 1998, $55,056 was first applied to accrued interest payable and the remaining amount of $35,625 was applied to reduction in principal on the note.

Warrants:

     During fiscal 1998, warrants to purchase 220,000 shares of common stock were issued, and warrants to purchase 203,750 shares expired. On June 1, 1998 the Company issued a three-year warrant to a law firm to purchase 20,000 shares of common stock at fair market value on date of grant. On July 10, 1998, the Company issued a two-year warrant for a consultant to assist in debt financing to purchase 200,000 shares or the pro-rata share at 10% of the dollar amount of financing raised at $1.00 a share or the bid price on July 10, 1998. The agreement had a performance period of 60 days from July 10, 1998 and has expired.

     Total warrants issued in connection with services, stock sales and debt extensions, as well as warrants exercised, are shown in the following table. The balance of warrants outstanding at September 30, 1998 expire on various dates ranging from September 11, 2000 to June 23, 2002.

                                                  COMMON            PRICE PER
                                                  SHARES              SHARE
                                                  ------            ---------
      Balance -- September 30, 1996             1,949,353         $0.25 - $6.00

Warrants issued for services                       25,000             $4.19
Warrants issued with debt                          45,000         $2.63 - $3.93
Warrants expired                                 (280,000)        $3.00 - $5.40
Warrants exercised                                (31,250)            $0.80
                                                ---------
      Balance -- September 30, 1997             1,708,103         $0.25 - $6.00

Warrants issued for services                      220,000             $0.46
Warrants expired                                 (203,750)        $0.46 -  2.50
                                                ---------
      Balance -- September 30, 1998             1,724,353         $0.25 - $6.00
                                                =========         =============


Common Stock:

     During the fiscal year ended September 30, 1998, the Company received cash in the amount of $559,067 from an individual for 1,091,130 shares of restricted common stock in private placements under Regulation S, for an average price of $0.55. Of the total received, $190,000 was reported as a subscription receivable at September 30, 1997. Also during the year, $667,034 was received from two individuals for 1,516,850 shares of restricted common stock under private placements under regulation D, for an average common stock share price of $0.44.

     On March 19, 1998 the holder of the Company's $100 par value Series A preferred stock exercised his right to convert 4,000 shares into 320,000 shares of common stock at $1.25 per share.

     On June 1, 1998 the Company issued 50,000 shares of common stock as partial payment of license issue costs for two licenses. The shares have been valued at $120,300 or $2.406 per share, based on the negotiated number of shares of common stock of the Company at the share price on the date of signing the agreement in June 1997.

     On June 24, 1998 the Company issued 300,000 shares of common stock in connection with a consulting agreement. The 300,000 shares have been valued at $196,800 or $0.656 per share, which was the price of the stock on April 15, 1998, the effective date of the agreement. Additionally, the Company will issue CCEC an option to purchase an additional 50,000 shares at $2.00 per share and 50,000 shares at $3.00 per share upon meeting certain market trading price per share performance milestones. All common stock issued is to be held in escrow for a specific period of time and is subject to repurchase by the Company at designated prices for a limited period after issuance.

     On October 13, 1998 the Company filed a registration statement under Form S-8 for purposes of registering 1,433,422 shares of common stock issuable upon exercise of outstanding options or in consideration of services rendered. In October 1998, the Company issued 1,433,422 shares of common stock in consideration of services rendered at the deemed average value of $0.40 per share.


7.   STOCK OPTIONS

     A total of 550,000 shares of common stock are reserved for issuance upon the exercise of options to be granted pursuant to the Company's 1991 Stock Option Plan and 1,000,000 shares for issuance under the 1996 Stock Option Plan. Options may be granted to officers, directors and employees. Transactions in the various plans are summarized below:

                                     OPTIONS
                                    AVAILABLE      GRANTED           PRICE
                                    FOR GRANT      OPTIONS         PER SHARE
                                    ---------      -------        -----------
1991 STOCK OPTION PLAN

Balance at September 30, 1996              --       550,000       $0.75-$5.18
     Granted                          (20,000)       20,000          $2.44
     Canceled                          99,000       (99,000)      $3.75-$5.18
                                      -------       -------
Balance at September 30, 1997          79,000       471,000       $0.75-$5.00
     Granted                               --            --                --
     Canceled                         135,000      (135,000)      $3.50-$5.18
                                      -------       -------
Balance at September 30, 1998         214,000       336,000       $0.75-$5.00

1996 STOCK OPTION PLAN
Balance at September 30, 1996         970,000        30,000          $3.63
     Granted                         (583,500)      583,500       $1.56-$4.31
     Canceled                         196,000      (196,000)      $2.50-$5.38
                                      -------       -------
Balance at September 30, 1997         582,500       417,500       $1.56-$4.19
     Granted                               --            --                --
     Canceled                         187,500      (187,500)      $1.31-$5.38
                                      -------       -------
Balance at September 30, 1998         770,000       230,000       $1.56-$4.13
                                      =======       =======       ===========

8.   INCOME TAXES

     A reconciliation between the federal statutory rate and the effective income tax rate for the years ended September 30, 1998 and 1997 is as follows:

                                                     1998                1997
                                                     ----                ----
Tax rate                                              34%                 34%

Losses for which no benefit is provided              (34%)               (34%)
                                                     ----                ----
Effective income tax rate                              0%                  0%
                                                     ====                ====

As of September 30, 1998 the Company had net operating loss carryforwards of approximately $18,800,000 for federal income tax purposes expiring from 2001 through 2018. The resulting deferred tax asset of approximately $6,400,000 has been offset by a corresponding valuation allowance.


9.   OTHER INCOME

     Other income of $874,955 represents the net effect of the Company's receipt of payment of $374,995 of a final consulting fee from a composite materials company through June 1998, and a $500,000 payment received in October, 1998 for final settlement of the Company's entitlement to receive up to $350,000 per year of products or services from Cytec Industries, Inc. (Cytec) over the next three years. This entitlement arose as part of the settlement of earlier litigation with a company, subsequently acquired by Cytec, whose liability for this entitlement was assumed by Cytec as part of the acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       NAME                                 AGE        POSITION
Gloria C. L. Ma, Ph.D.                      50         Chairman, Chief Executive Officer and Chief Financial
                                                       Officer (Chief Accounting Officer)

Lawrence D. Cercone, Ph.D.                  54         Vice President Engineering

William J. Dale                             65         Director of the Company

David B. Abrams                             33         Director of the Company


     DR. MA is co-founder of the Company and served as President or Chairman from its inception in 1985 to September 1991, Executive Vice President from September 1991 to July 1994, and thereafter as Chairman. She resumed the position of Chief Executive Officer in April 1995. Before founding the Company, Dr. Ma was President of Zealot & Company, Ltd., a privately held investment company in Hong Kong. She received undergraduate and masters degrees in genetics from McGill University (Montreal) and a Ph.D. degree in molecular biology from the University of California, San Diego. She is a member of the Board of Directors for the American Road and Transportation Builders Association (ARTBA), International Road Federation (IRF), Civil Engineering Research Foundation
(CERF), California Chamber of Commerce and the San Diego Economic Development Corporation. Other memberships include the President's Council on Competitiveness, the Board of Overseers to the Chancellor of the University of California, San Diego, and the San Diego Technology Council.

     DR. CERCONE was appointed Vice President of Engineering in August 1994. In April 1997, Dr. Cercone was named a finalist for Technical Innovator of the Year, Transportation and Automotive category, by Discover Magazine. From 1989 to 1994 he was an adjunct professor at the University of Wyoming. From 1984 to 1989 Dr. Cercone owned an engineering firm specializing in the design and manufacture of machinery used in the manufacture and treatment of composites. Prior to that, Ciba Composite, Celanese Corp. and Stauffer Chemical employed him. Dr. Cercone has a Ph.D. in Chemical Engineering from Massachusetts Institute of Technology.

     MR. DALE is President of Silverado Capital, Inc., a San Diego-based company engaged in arranging the exchange of international currencies and in the international marketing of biorational plant growth enhancers. From 1980 to 1989, Mr. Dale was a partner in a San Diego law firm dealing with corporate and securities law matters. Prior to that, he was a sole practitioner for two years and for eight years was general counsel for an agricultural management company. Mr. Dale received a B.A. degree in Economics from Allegheny College and a LL.B. degree from the University of Pennsylvania.

     MR. ABRAMS is President and CEO of Cape Composites, Inc. in San Diego, a leading producer of uni-directional prepreg composite materials for the recreational, medical and industrial markets. Mr. Abrams purchased Cape Composites in 1996, and successfully turned it into a profitable business. From 1993 to 1995, Mr. Abrams was Manager of Business Development and Contracts Administration for WesTech Geer Corporation, a subsidiary of Zimmerman Holdings Inc. (ZHI) of Pasadena, and spearheaded the commercialization of its defense oriented business to bring in over $30 million in new commercial programs in one year. From 1992 to 1996, Mr. Abrams directed ZHI's technology transfer activities from Government and academic institutions for its eight subsidiary companies.

     All directors serve for a term of one year and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors, officers and each beneficial owner of more than 10% of the Common Stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports periodically disclosing their transactions in the Company's securities. Based on a review of such reports, the Company has noted that Form 4 was not filed on the specified due dates by its former CFO Gregory Hanson.


ITEM 10. EXECUTIVE COMPENSATION.

     Item 10 is incorporated by reference to the proxy statement to be filed on or about January 30, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Item 11 is incorporated by reference to the proxy statement to be filed on or about January 30, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Item 12 is incorporated by reference to the proxy statement to be filed on or about January 30, 1999.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)  Reports on Form 8-K

     None.

                            XXSYS TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

                                  (Item 13(a))

Exhibit
Number                  Description
-------                 -----------
3.1    (1)  Restated Articles of Incorporation.
3.1.1  (3)  Certificate of Amendment to Articles of Incorporation.
3.2    (1)  Restated Bylaws.
4.0    (4)  Certificate of Determination for Registrant's Series A Preferred Stock.
10.1   (1)  Employment Agreement dated September 7, 1991 between Registrant and Gloria C.L. Ma.
10.2  (13)  Lease Agreement dated October 26, 1995 between Registrant and Viewridge Business Park.
10.3   (1)  Form of Indemnification Agreement between Registrant and its officers and directors.
10.4  (13)  1991 Stock Option Plan dated December 14, 1991, as amended.
10.5   (2)  Warrant dated August 12, 1992 issued to H. J. Meyers & Co., Inc.
10.6   (2)  Stock Escrow Agreement among Registrant,  American Stock Transfer and Trust Company and certain stockholders of
              Registrant.
10.7   (2)  Agreement  between  certain  of  Registrant's  stockholders  and H. J.  Meyers  & Co.,  Inc.  with  respect  to transferability of shares.
10.8   (2)  Letter agreement between Registrant and H. J. Meyers & Co., Inc. pertaining to mergers and acquisitions.
10.9   (1)  Form of Warrant issued in 1992 bridge financing.
10.10  (3)  Memorandum of  Understanding  dated  February 12, 1993 among the members of the Advanced  Composite  Technology
              Transfer (ACTT) Consortium.
10.11  (3)  Cooperation  Agreement dated July 21, 1993 among Composite Retrofit  Corporation,  Hercules  Incorporated,  FCI
              Constructors, and Ciba Composites Division, Ciba-Geigy Corporation.
10.12  (5)  Warrant Agreement dated December 30, 1993 between the Company and Mr. S. Georgiev.
10.13  (6)  Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.14  (6)  Registrant's Promissory Note dated May 10, 1994 in the amount of $20,000.
10.15  (6)  Registrant's Promissory Note dated May 10, 1994 in the amount of $10,000.
10.16  (6)  Registrant's Promissory Note dated May 10, 1994 in the amount of $35,000.
10.17  (6)  Form of Warrant Agreement issued to holders of Registrant's Promissory Note dated May 10, 1994.
10.18  (7)  Registrant's November 30, 1994 Amendment to Note and Warrant Agreement dated May 10, 1994, in the amount of $35,000.
10.19  (7)  Registrant's November 30, 1994 Amendment to Note and Warrant Agreement
              dated May 10, 1994, in the amount of $20,000.
10.20  (7)  Registrant's November 30, 1994 Amendment to Note and Warrant Agreement
              dated May 10, 1994, in the amount of $10,000.
10.21  (7)  Registrant's November 30, 1994 Amendment to Note and Warrant Agreement
              dated May 10, 1994, in the amount of $35,000.
10.22  (7)  Form of Warrant Agreement issued to holders of Registrant's Promissory Notes, Amended November  30, 1994.
10.23  (7)  Letter Agreement between Company and Steven Georgiev dated January 4, 1995.
10.24  (8)  Agreement regarding separation of employment of Paul W. Pendorf and William J. Timmerman dated March 25, 1995.
10.25  (9)  Registrant's Promissory Note dated March 25, 1995 in the amount of $200,000 and related Warrant Agreement.
10.26  (9)  Registrant's Promissory Note dated March 26, 1995 in the amount of $100,000 and related Warrant Agreement.
10.27  (9)  Registrant's Promissory Note dated May 10, 1995 in the amount of $110,000 and related Warrant Agreement.
10.28 (10)  Registrant's Promissory Note dated July 28, 1995 in the amount of $93,000 and related Warrant Agreement.

Exhibit
Number                  Description
-------                 -----------
10.29 (10)  Registrant's Promissory Note in the amount of $247,202, effective September 12, 1995, together with related
              Warrant Agreement and rescission of agreement to accept common stock in lieu of loan.
10.30 (10)  Registrant's Promissory Note in the amount of $123,601, effective September 12, 1995, together with related
              Warrant Agreement and rescission of agreement to accept common stock in lieu of loan.
10.31 (10)  Registrant's  Promissory Note in the amount of $131,749,  effective  September 12, 1995,  together with related
              Warrant Agreement and rescission of agreement to accept common stock in lieu of loan.
10.32 (10)  Common stock purchase agreement between Biu Bui Law and the Company dated August 30, 1995.
10.33 (11)  Current report on Form 8-K, giving evidence of compliance with the minimum listing requirements for Nasdaq.
10.34 (13)  Common stock purchase agreements between the Company and Tung Bik Lin and Li Sau Foon, dated September 15, 1996.

10.35 (12)  Common stock purchase agreements between the Company and Tung Bik Lin and Li Sau Foon, dated August 29, 1997.
10.36 (13)  License Agreement between the Regents of the University of California and the Company, dated June
              27, 1997.
10.37 (13)  Distributorship Agreement between the Sho-Bond Corporation and the Company, dated June 27, 1997.
10.38 (13)  Common stock purchase agreements between the Company and Tung Bik Lin and Li Sau Foon, dated December 30, 1997.
10.39 (14)  Consulting Services Agreement between the Company and Continental Capital & Equity
              Corporation dated April 15, 1998
10.40       Engagement Agreement between the Company and Muir Management Group, Inc. Dated July 6, 1998 and as
              amended on September 15, 1998


Notes:
------
  (1)      Incorporated by reference to Form S-1 dated July 16, 1992, File No. 33-47018.
  (2)      Incorporated by reference to Form 10-K for the year ended September 30, 1992.
  (3)      Incorporated by reference to Form 10-K for the year ended September 30, 1993.
  (4)      Incorporated by reference to Form 8-K dated May 12, 1994.
  (5)      Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1993.
  (6)      Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1994.
  (7)      Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1994.
  (8)      Incorporated by reference to Form 8-K dated April 10, 1995.
  (9)      Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1995.
 (10)      Incorporated by reference to the original Form 10-KSB for the year ended September 30, 1995, filed on
             January 15, 1996.
 (11)      Incorporated by reference to Form 8-K dated October 31, 1996.
 (12)      Incorporated by reference to Form 8-K dated August 29, 1997
 (13)      Incorporated by reference to Form 10-KSB for the year ended September 30,
             1997.
 (14)      Incorporated by reference to Form S-8 filed as of October 13, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XXSYS TECHNOLOGIES, INC.

January 12, 1999                        By:     /s/ Gloria C. L. Ma
                                            ------------------------------------
                                                    Gloria C. L. Ma
                                            Chairman, Chief Executive Officer
                                               and Chief Financial Officer

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

        Signature                                         Title                                             Date
        ---------                                         -----                                             ----

/s/       GLORIA C. L. MA                         Chairman, Chief Executive                          January 12, 1999
------------------------------------------        Officer, Chief Financial Officer and Director
          Gloria C. L. Ma



/s/       WILLIAM J. DALE                         Director                                           January 12, 1999
------------------------------------------
          William J. Dale



/s/       DAVID B. ABRAMS                         Director                                           January 12, 1999
------------------------------------------
          David B. Abrams