Form 10QSB
period 1998-12-31
XXSYS TECHNOLOGIES INC /CA
filed 1999-02-16
CIK 885976

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

                For the quarterly period ended December 31, 1998



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value
- 14,074,019 shares outstanding on February 12, 1999.

Transitional Small Business Disclosure Format (check one):  Yes  [X]   No  [ ]

                            XXSYS TECHNOLOGIES, INC.

                                      INDEX

                         PART I -- FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----

         Condensed Consolidated Balance Sheets                              3

         Condensed Consolidated Statements of Operations                    4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Consolidated Financial Statements                        6,7

         Management's Discussion and Analysis                             8-10

         Exhibits                                                          10

                            XXSYS TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                    DECEMBER 31,
ASSETS                                                                 1998
                                                                   ------------
Current Assets:
    Cash and cash equivalents                                      $     38,783
    Restricted certificates of deposit (Note 8)                         329,343
    Trade accounts receivable                                           824,202
    Other accounts receivable                                                --
    Stock subscription receivable                                            --
    Inventory and work in process                                        79,871
    Prepaid expenses and other                                          133,547
                                                                   ------------
          Total current assets                                        1,405,746

Machinery, equipment and furniture, net of
   accumulated depreciation of $1,132,500                             1,389,198

Deferred costs                                                            4,219

Licenses and Patents, net of amortization of $180,990                   309,166
                                                                   ------------
          Total assets                                             $  3,108,329
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                               $  1,471,700
    Accrued compensation                                                 43,304
    Accrued liabilities                                                 304,141
    Related party accrued expenses                                      211,269
    Current portion, long-term debt                                      82,649
                                                                   ------------
            Total current liabilities                                 2,113,063

Long-term debt, less current portion                                     44,076
Commitments and contingencies (Note 2)

Shareholders' equity (Note 3):
    Preferred stock, par value $100
        Shares authorized -- 2,000,000;
        Issued and outstanding - 500
        (liquidation preference -- $50,000                               50,000
    Common stock, no par value
        Shares authorized -- 20,000,000;
        Issued and outstanding -- 14,074,019                         21,635,780
Accumulated deficit                                                 (20,303,875)
Note receivable for stock (Note 5)                                     (279,476)
Deferred compensation                                                  (151,239)
                                                                   ------------
          Total shareholders' equity                                    951,190
                                                                   ------------
               Total liabilities and shareholders' equity          $  3,108,329
                                                                   ============

                             See accompanying notes

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------
Revenues:
    Commercial sales and services               $      9,167       $         --
    Government research contracts                     17,785            308,370
                                                ------------       ------------
                                                      26,952            308,370

Operating expenses:
    Cost of services                                 155,078            261,316
    Selling, general and administrative              514,517            685,286
    Research and development                          13,216             58,131
                                                ------------       ------------
         Total operating expenses                    682,811          1,004,733
                                                ------------       ------------

Operating loss                                      (655,859)          (696,363)

Interest income                                        7,954             16,598
Other income ( Note 5 )                                  118            374,995
Interest expense                                      (2,174)            (2,755)
                                                ------------       ------------

Net loss                                        $   (649,961)      $   (307,525)
                                                ============       ============

Net loss per share                              $       (.05)      $       (.03)
                                                ============       ============

Weighted average number of shares
outstanding                                       13,871,435          9,222,587
                                                ============       ============



                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                         1998            1997
                                                                       ---------       ---------
Cash flows from operating activities:
    Net loss                                                           $(649,961)      $(307,525)
    Adjustments to reconcile net loss to cash
        used in operating activities:
        Depreciation and amortization                                     66,163          88,500
        Non-cash compensation                                                 --
        Stock issued for services
                                                                         430,027
        Accrued interest income                                           (6,460)         (7,449)
        Changes in assets and liabilities:
            Restricted certificates of deposit                           221,657              --
            Accounts receivable                                          656,855         220,674
            Cash in escrow                                                    --              --
            Inventories                                                   31,864         (22,167)
            Prepaid expenses and other                                   (10,059)         29,197
            Accounts payable                                            (389,676)       (163,924)
            Accrued liabilities                                         (273,515)        (93,379)
            Related party accrued expenses                                29,077          20,620
                                                                       ---------       ---------
                 Net cash provided (used) in operating activities        105,972        (235,453)

Cash flows from investing activities:
    Purchase of machinery and equipment                                  (14,823)        (12,398)
    Deferred costs                                                            --              --
    Other assets                                                         (40,602)        (45,896)
                                                                       ---------       ---------
         Net cash used in investing activities                           (55,425)        (58,294)

Cash flows from financing activities:
    Sale of common stock                                                      --         396,000
    Stock issued for pledge of collateral                                     --              --
    Exercise of warrants                                                      --              --
    Issuance of other notes payable                                           --              --
    Repayment of notes payable                                           (12,174)        (33,192)
    Payments of related party debt                                            --              --
                                                                       ---------       ---------

                                                                         (12,174)        362,808

Net increase (decrease) in cash                                           38,373          69,061
Cash and cash equivalents -- beginning of period                              --          33,846
                                                                       ---------       ---------

Cash and cash equivalents at end of period                             $  38,373       $ 102,907
                                                                       =========       =========



                             See accompanying notes.

                            XXSYS TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has had substantial losses since inception and management expects that they will continue for the foreseeable future. Additionally, the Company has a working capital deficiency of approximately $707,317 at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively seeking additional equity financing and other financing arrangements with potential partners and other sources.

2.      COMMITMENTS AND CONTINGENCIES

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

        In May, a dispute arose between the Company, McCarthy Brothers and Caltrans regarding the quality and acceptability of the work performed to date and the unilateral change order by Caltrans to eliminate the remaining two-thirds of the columns to be wrapped. The Company had several meetings with Caltrans officials to resolve these disputes over defects on workmanship versus specification deficiency issues on the project, which included testimony from independent professionals knowledgeable of composites used in retrofitting this project and other bridge structures. Caltrans determined after such review meetings that some of the work performed to date is acceptable, and some are subject to repair with additional composite materials. The Company has submitted a repair plan for Caltrans' approval. As of the date of this filing, there are a number of technical issues regarding repair submittals that needed to be addressed before the repair plan is approved by Caltrans. As a result of the stop notices and change orders issued by Caltrans, the Company incurred time and material charges well in excess of the original contract amount. The Company has filed with Caltrans a number of notices of potential claims for the additional work and damages caused by Caltrans' delays. It is not possible to predict the outcome of these claims, and there can be no assurance that the Company will collect all of its receivables, or recover its claims for damages. Meanwhile, Great American has paid vendor claims against the material payment bond totaling $242,476 and has drawn on the letter of credit to recover these costs.

3.      SHAREHOLDERS' EQUITY

Common Stock:

        On October 13, 1998 the Company filed a registration statement under Form S-8 for purposes of registering 1,433,422 shares of common stock issuable upon exercise of outstanding options or in consideration of services rendered. In October 1998, the Company issued 1,433,422 shares of common stock in consideration of services rendered at the market value at the date the stock was sold, which ranged between $0.22 to $0.34 per share.

4.      NOTES RECEIVABLE FOR COMMON AND PREFERRED STOCK

        On May 12, 1998, Dr. Ma reduced the balance of a promissory note and accrued interest due the Company by $90,681, by relinquishing her rights to certain deferred salaries and accrued vacation. The effect of this transaction is to reclassify $90,681 previously reported as "Notes Receivable - Preferred and Common Stock" to "Other Receivables." The remaining balance due under the promissory note of $279,476 at December 31, 1998, continues to be reported as a contra-equity account, "Notes Receivable - Preferred and Common Stock." Of the amount being paid on the note by Dr. Ma, $55,056 was first applied to reduction of accrued interest and the remaining amount of $35,625 was applied to reduction in principal on the promissory note.

5.      OTHER INCOME

        Other income of $374,995 in the first three months of fiscal 1998 represents the net effect of the Company's receipt of payment of a final consulting fee from a composite materials company.

6.      CONSULTING AGREEMENT

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

7.      RESTRICTED CERTIFICATES OF DEPOSIT

        In April 1997, the Company arranged for a $551,000 letter of credit with its bank for the purpose of providing collateral in support of a material payment bond and a performance bond issued by a surety company in connection with work to be performed on the Arroyo Seco retrofit project. The $551,000 letter of credit is fully supported by the pledge of Company's funds, which are held by the Company's bank as collateral for the letter of credit. Such funds remain in a restricted use account until the bond and letter of credit are no longer required. The remaining balance of this fund is $329,243. The funds are regularly reinvested in short-term certificates of deposit with the bank. Certain contractors and customers require the Company to have bonding capacity in order to wok on their projects.

8.      RELATED PARTY TRANSACTIONS

        In January of 1999, a relative of the Chairman purchased a non-exclusive license to the Company's technology for cash and forgiveness of a note payable to the related party in the amount of $175,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

First Quarter of Fiscal 1999 Compared to First Quarter of 1998

        Revenues of $26,952 were recorded in the fiscal quarter ended December 31, 1998, the first quarter of the Company's 1999 fiscal year, representing a decrease of $281,418, or 87%, compared with the first quarter of fiscal 1998. The decrease in revenues was primarily due to project delays and a reduction in government grants.

        Total operating expenses of $682,811 in the first quarter 1999 decreased by $321,922, or 32%, compared with the first quarter of fiscal 1998. Gross profit in the first quarter 1999 was a negative 83% compared to a positive margin of 15% in the comparable period in 1998. Gross profit declined due to the absence of construction activity and lack of revenue. Research and development costs in excess of reimbursements by government agencies are reported as research and development expense. Selling, general and administrative expenses decreased by $170,769, or 25%, to $514,517 in the first quarter of fiscal 1999 as a result of a smaller staff size in the administrative area.

        Interest income during the first quarter 1999 decreased to $7,954, compared to $16,598 in the first quarter of the prior year.

        Other income of $374,995 in the first quarter of fiscal 1998 represents the net effect of the Company's receipt of payment of a final consulting fee from a composite materials company.

        The net loss for the first quarter of fiscal 1999 of $649,961 represents an increase of $342,436 compared with the net loss of $307,525 in the third quarter of 1998. On a per share basis, the net loss was $0.05 in the first quarter of fiscal 1999 compared to $0.03 in the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

        During the first three months of fiscal 1999, the Company continued to incur losses in pursuing the commercialization of its composite retrofit business primarily because of continued high business development expense and cost of conducting small demonstration projects in new states and countries. The Company has incurred costs of conducting small demonstration projects now in primarily three states - California, Washington and Utah - and two countries outside the United States, Canada and England. The Company believes that the commercialization of the retrofit business throughout the United States will come from such demonstration projects, which are expected to continue throughout 1999.

        Working capital at December 31, 1998, was a negative $707,317 compared with a negative $495,288 at September 30, 1998, for a decline of $212,029 during the first three months. Working capital for both periods includes $329,343 and $551,000,respectively, in restricted certificates of deposit, which are necessary for material payment and performance bonds totaling $551,000 put in place for the Company's surety to provide a bond for work being conducted on the Arroyo Seco bridge retrofit project. The Company will not have access to these funds until work has been determined to be satisfactorily installed and accepted by both the prime contractor and the California Department of Transportation (Caltrans). The restrictions of the bond combined with continued cost being incurred on the project without receiving any reimbursement for work completed to date have contributed to the decline of working capital. The Company can give no assurances as to when a review will be held between Caltrans and the Company on resolution of work issues on the project, whether the work performed to date will be accepted, or when or how much it will be paid by the prime contractor for the work performed on the project to date or when the bond will be released, which could continue to have a negative impact on the Company's working capital.

        The sale of Common Stock continues to be the Company's supplemental source of funds while the Company continues to commercialize its retrofit business. During the first quarter ended December 31, 1998, the company issued 1,433,422 shares of common stock for services provided by vendors and employees.

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

YEAR 2000 STATEMENT

        The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, computer hardware and software systems will need to be modified prior to the year 2000 in order to remain functional.

        State of Readiness and Costs to Address Year 2000 Issues:

        The Company has substantially completed a comprehensive inventory of its systems, equipment and facilities. The Company's business information technology
(IT) systems include business applications, computing hardware and software and related networking equipment and software. Non-IT systems are primarily embedded technology such as microcontrollers, used in its facilities and the manufacture or distribution of the Company's products. As a result of the Company's strategic migration to new application systems that began in 1995, substantially all of the Company's IT systems use hardware and software platforms that the vendors have represented to be Year 2000 compliant. In addition, the majority of the Company's non-IT systems are Year 2000 compliant. In general, the Company expects to resolve any remaining Year 2000 Issues through planned upgrades or replacements of its IT and non-IT systems, equipment and facilities that have been deemed to be critical to the business operations. The Company is primarily using internal resources to remediate or upgrade and test these systems for Year 2000 compliance. Based on the information currently available, the Company estimates that the costs of planned upgrades or replacements of facility and equipment systems will not exceed $500 thousand. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties. In addition, the Company is monitoring Year 2000 compliance efforts of suppliers, service providers and other entities with which it has a business relationship. Until the assessments of these third parties are complete, the Company cannot state with certainty whether it has, or will have, significant Year 2000 Issues. Furthermore, as the Company is relying, in large measure, on statements made by such third parties in order to prepare those assessments, the lack of responsiveness or accuracy in such statements could materially affect those assessments. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant.

        Risks of Year 2000 Issues and Contingency Plans:

        While the Company believes its efforts to address the Year 2000 Issues will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that a most reasonable likely worst case Year 2000 scenario would be the failure of a third party or a component of the infrastructure, including national banking systems, electrical power, transportation facilities, communication systems and governmental activities to conduct their respective operations after 1999 such that the Company's ability to obtain, manufacture and distribute its products and services would be limited for a period of time. If this were to occur, it would likely cause temporary financial losses and inability to provide products and services to customers. The Company continues to assess the Year 2000 Issues relating to its physical plant and equipment, products, suppliers and customers. The Company is starting its contingency planning for critical operational areas that might be affected by the Year 2000 Issues if compliance by the Company is delayed and/or if third parties with which the Company has a business relationship fail to achieve Year 2000 compliance. In certain cases, especially third party infrastructure failures, there may be no practical alternative course of action available to the Company.

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


                                        XXSYS TECHNOLOGIES, INC.

February 11, 1999

                                        By: /s/Randall Smith
                                            ------------------------------------
                                            Randall Smith
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)